Form 10QSB
period 1996-09-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1996-12-05
CIK 1019656

                      U.S. Securities & Exchange Commission
                              Washington, D.C. 20549

                                  Form 1O-QSB/A


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended September 30, 1996
                                   ------------------

                                        or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from                 to
                                   ----------------  -----------------

                         Commission File No. 001-12189
                                            -------------

                          Image Guided Technologies, Inc.
                          ------------------------------
         (Exact name of small business issuer as specified in its charter)

                Colorado                             84-1139082
                --------                             ----------
    (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)            Identification No.)

         5710-B Flatiron Parkway
              Boulder, CO                              80301
          ----------------------                       -----
 (Address of principal executive offices)            (Zip Code)


                                  (303) 447-0248
                                  --------------
               (Registrant's telephone number including area code)


Image Guided Technologies, Inc. ("Image Guided Technologies" or "the Company") (1) has not previously been required to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934 and (2) has been subject to such filing requirements since October 21, 1996.


                   3,105,241 shares of common stock, no par value,
                        are outstanding on December 5, 1996.

                                     Index

                                                                            PAGE
                                                                            ----
Part I --  Financial Information (unaudited)

           Balance Sheet -- September 30, 1996                                1

           Statement of Operations -- Three Months Ended
           September 30, 1996 and 1995 and Nine Months Ended
           September 30, 1996 and 1995                                        2

           Statement of Cash Flows -- Nine Months Ended
           September 30, 1996 and 1995                                        3

           Notes to Financial Statements                                      4

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                5

Part II -- Other Information                                                  8

PART I -- FINANCIAL INFORMATION

                          Image Guided Technologies, Inc.
                                 Balance Sheet
                              September 30, 1996
                                  (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents                                      $   112,000
    Accounts receivable, net                                           658,000
    Inventory                                                          368,000
    Other current assets                                               317,000
                                                                   -----------
      Total current assets                                           1,455,000
Property and equipment, net                                            282,000
Other assets                                                            17,000
                                                                   -----------
      Total assets                                                 $ 1,754,000
                                                                   -----------
                                                                   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Accounts payable                                               $   500,000
    Accrued liabilities                                                411,000
    Notes payable                                                      775,000
                                                                   -----------
      Total current liabilities                                      1,686,000
Capital lease obligation                                               106,000
                                                                   -----------
      Total liabilities                                              1,792,000

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, no par value;
    2,500,000 shares authorized, 83,332 issued and outstanding       1,000,000
  Common Stock, no par value; 10,000,000 shares authorized;
    1,667,741 shares issued and outstanding                          2,115,000
Accumulated deficit                                                 (3,153,000)
                                                                   -----------
      Total shareholders' equity (deficit)                             (38,000)
                                                                   -----------
      Total liabilities and shareholders' equity (deficit)         $ 1,754,000
                                                                   -----------
                                                                   -----------


   The accompanying notes are an integral part of these financial statements.

                        Image Guided Technologies, Inc.

                            Statement of Operations

                                  (Unaudited)

                                 Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                     -------------            -------------
                                  1996           1995       1996        1995
                                  ----           ----       ----        ----

Revenue                        $1,165,000  $   616,000   $2,912,000  $1,112,000
Cost of goods sold                555,000      236,000    1,289,000     494,000
                               ----------  -----------   ----------  ----------
Gross Profit                      610,000      380,000    1,623,000     618,000
                               ----------  -----------   ----------  ----------

Operating expenses:
  Research and development        168,000      173,000      497,000     558,000
  Selling and marketing           162,000      220,000      386,000     573,000
  General and administrative      159,000      134,000      455,000     371,000
                               ----------  -----------   ----------  ----------
      Total operating expenses    489,000      527,000    1,338,000   1,502,000
                               ----------  -----------   ----------  ----------

Operating income (loss)           121,000     (147,000)     285,000    (884,000)

Other Income (expense):

  Interest expense                (22,000)         ---      (66,000)        ---
  Interest and other income         3,000       12,000        9,000      24,000
                               ----------  -----------   ----------  ----------

Net Income (Loss)              $  102,000  $  (135,000)  $  228,000  $ (860,000)
                               ----------  -----------   ----------  ----------
                               ----------  -----------   ----------  ----------

Earnings (Loss) per Share      $     0.04  $     (0.08)  $     0.10  $    (0.51)

Weighted average common
  shares outstanding            2,333,850    1,675,937    2,324,943   1,675,937


The accompanying notes are an integral part of these financial statements.

                        Image Guided Technologies, Inc.

                           Statement of Cash Flows

                                  (Unaudited)

                                                              Nine Months Ended
                                                                September 30,
                                                                -------------
                                                               1996       1995
                                                               ----       ----
OPERATING ACTIVITIES:
Net income (loss)                                            $ 228,000  $(860,000)

Adjustments to reconcile net income (loss) to net
 cash used in operating activities:
  Depreciation                                                  63,000     30,000
  Provision for doubtful accounts                               26,000     15,000
  Allowance for inventory obsolescence                           2,000     32,000

  Changes in operating assets and liabilities:
    Accounts receivable                                       (161,000)   (37,000)
    Inventories                                               (196,000)   (28,000)
    Other current assets                                        (4,000)   (10,000)
    Deposits                                                   (17,000)       ---
    Accounts payable                                           194,000     66,000
    Accrued liabilities                                         10,000     61,000
                                                             ---------  ---------
      Net cash provided by (used for) operating activities     145,000   (731,000)
                                                             ---------  ---------

INVESTING ACTIVITIES:
Additions to property and equipment                           (127,000)   (64,000)
                                                             ---------  ---------
      Net cash used by investing activities                   (127,000)   (64,000)
                                                             ---------  ---------

FINANCING ACTIVITIES:
Proceeds from issuance of debt and warrants                        ---    655,000
Proceeds from the issuance of common stock
 and preferred stock                                           337,000        ---
Deferred public offering costs                                (275,000)       ---
                                                             ---------  ---------
      Net cash provided by financing activities                 62,000    655,000
                                                             ---------  ---------

Net increase (decrease) in cash and cash equivalents            80,000   (140,000)

Cash and cash equivalents at beginning of period                32,000     92,000
                                                             ---------  ---------
Cash and cash equivalents at end of period                   $ 112,000  $ (48,000)
                                                             ---------  ---------
                                                             ---------  ---------

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                $   9,000

Equipment acquired under capital lease                       $ 126,000


  The accompanying notes are an integral part of these financial statements.

                        Image Guided Technologies, Inc.
                         Notes to Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The accompanying financial statements are unaudited. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the Image Guided Technologies, Inc. prospectus, dated October 21, 1996.

This Form contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein as well as in the Image Guided Technologies, Inc. prospectus dated October 21, 1996 and any documents incorporated herein by reference.

2.  Subsequent Events

On September 23, 1996, the Company effected a four-for-five reverse split of the Company's outstanding shares of common stock, as well as an equivalent change in the conversion rate applicable to Series A Convertible Preferred Stock and the exercise price and related common shares subject to outstanding stock options and warrants. As a result of the reverse stock split, all share and per share information included in these financial statements have been restated for all periods presented.

On October 24, 1996, Image Guided Technologies, Inc. closed on its initial public offering ("IPO") of 1,437,500 shares of Common Stock, including a 187,500 share over-allotment purchase by the IPO underwriter at the IPO price of $5.00 per share. The offering resulted in gross proceeds of $7,187,500. Aggregate offering cost was approximately $1,400,000. The shares were offered pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. A portion of the proceeds was used to retire approximately $889,000 of 11% secured notes and related interest.

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenue increased by $549,000, or approximately 89%, to $1,165,000 for the three months ended September 30, 1996, as compared to $616,000 for the three months ended September 30, 1995. The increase was primarily due to greater demand for the Company's FlashPoint-Registered Trademark- 5000 and Pixsys-TM-5000 products.

Cost of goods sold increased by $319,000, or approximately 135%, to $555,000 for the three months ended September 30, 1996, compared to $236,000 for the three months ended September 30, 1995. Cost of goods sold as a percentage of revenue increased to 48% for the three months ended September 30, 1996, as compared to 38% for the three months ended September 30, 1995. The increase in cost of goods sold was attributable to increased sales volume and the increase in cost of goods sold as a percentage of revenue was primarily due to additional manufacturing costs in the total cost of manufacturing the Company's products and the mix of products sold.

Gross profit increased by $230,000, or approximately 61%, to $610,000 for the three months ended September 30, 1996, as compared to $380,000 for the three months ended September 30, 1995. Such increase was primarily attributable to increased sales volume.

Research and development expenses decreased by $5,000, or approximately 3%, to $168,000 for the three months ended September 30, 1996, as compared to $173,000 for the three months ended September 30, 1995. This decrease was principally due to the reduction of costs associated with the ongoing development of the FlashPoint 5000 and Pixsys 5000 products, which were released during the second quarter of 1995.

Selling and marketing expenses decreased by $58,000, or approximately 26%, to $162,000 for the three months ended September 30, 1996, as compared to $220,000 for the three months ended September 30, 1995. This decrease was primarily attributable to the Company's decision to focus its sales and marketing efforts on selling its FlashPoint product to medical device companies rather than also attempting to sell an ear, nose and throat ("ENT") system under the Company's own label directly to end users. The Company decided to terminate its efforts to sell an ENT system because the Company believed it could better utilize its resources by concentrating on sales of its FlashPoint product to its medical device customers.

General and administrative expenses increased by $25,000, or approximately 19%, to $159,000 for the three months ended September 30, 1996, as compared to $134,000 for the three months ended September 30, 1995. Such increase was primarily attributable to additional personnel and associated costs.

Operating income increased by $268,000 to $121,000 for the three months ended September 30, 1996 compared to an operating loss of $147,000 for the three months ended September 30, 1995. This increase was primarily attributable to increased revenue and decreased total operating expenses.

Net other income (expense) decreased by $31,000 to ($19,000) for the three months ended September 30, 1996 from $12,000 for the three months ended September 30, 1995. This change was primarily due to interest expense incurred in connection with the funds borrowed by the Company during 1995.

As a result of the foregoing, net income increased to $102,000 for the three months ended September 30, 1996, compared to a net loss of $135,000 for the three months ended September 30, 1995.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Revenue increased by $1,800,000, or approximately 162%, to $2,912,000 for the nine months ended September 30, 1996, as compared to $1,112,000 for the nine months ended September 30, 1995. The increase was primarily due to the commercial introduction and sale of the FlashPoint 5000 and Pixsys 5000 products.

Cost of goods sold increased by $795,000, or approximately 161%, to $1,289,000 for the nine months ended September 30, 1996, as compared to $494,000 for the nine months ended September 30, 1995. Cost of goods sold as a percentage of revenue was unchanged at approximately 44% for the nine months ended September 30, 1996 and 1995. The increase in cost of goods sold was primarily attributable to the increased sales volume.

Gross profit increased by $1,005,000, or approximately 163%, to $1,623,000 for the nine months ended September 30, 1996, compared to $618,000 for the nine months ended September 30, 1995. Such increase was principally a result of the increase in revenue.

Research and development expenses decreased by $61,000, or approximately 11%, to $497,000 for the nine months ended September 30, 1996, as compared to $558,000 for the nine months ended September 30, 1995. This decrease was principally due to the reduction of costs associated with the completion of the FlashPoint 5000 and Pixsys 5000 products, which were released during the second quarter of 1995.

Selling and marketing expenses decreased by $187,000, or approximately 33%, to $386,000 for the nine months ended September 30, 1996, compared to $573,000 for the nine months ended September 30, 1995. Such decrease was primarily attributable to the Company's decision to focus its sales and marketing efforts on selling its FlashPoint product to medical device companies rather than also attempting to sell an ENT system under the Company's own label directly to end users.

General and administrative expenses increased by $84,000, or approximately 23%, to $455,000 for the nine months ended September 30, 1996, as compared to $371,000 for the nine months ended September 30, 1995. Such increase was attributable to the addition of personnel and related expenses.

Operating income increased by $1,169,000 to $285,000 for the nine months ended September 30, 1996, as compared to an operating loss of $884,000 for the nine months ended September 30, 1995. This increase was primarily attributable to increased revenue and decreased operating expenses.

Net other income (expense) decreased by $81,000 to ($57,000) for the nine months ended September 30, 1996, compared to $24,000 for the nine months ended September 30, 1995. This change was primarily due to interest expense incurred in connection with the funds borrowed by the Company during 1995.

As a result of the foregoing, net income increased to $228,000 for the nine months ended September 30, 1996, compared to a net loss of $860,000 for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 1996, $145,000 in cash was provided by operating activities, principally by increases in net income and accounts payable, and partially offset by increases in accounts receivable, inventories and other current assets. The Company used $127,000 in cash for investing activities during the nine month period ended September 30, 1996 to purchase property and equipment. Also during the nine month period ended September 30, 1996, $337,000 in cash was provided by the exercise by certain warrantholders of their warrants to purchase 270,000 shares of Common Stock.

As of September 30, 1996, the Company had a working capital deficit of $231,000, compared to a working capital deficit of $695,000 at December 31, 1995 (which included $883,000 and $818,000, respectively, of principal and interest owed on the loans which were repaid from the proceeds of the IPO). The improvement in working capital was primarily the result of increases in accounts receivable, inventories and cash resulting from the Company's 1996 net income and the exercise of the warrants.

On October 24, 1996, Image Guided Technologies, Inc. closed on its IPO of 1,437,500 shares of common stock, including a 187,500 share over-allotment purchase by the IPO underwriter at the IPO price of $5.00 per share. The offering resulted in gross proceeds of $7,187,500. Aggregate offering cost was approximately $1,400,000. The shares were offered pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. A portion of the proceeds was used to retire approximately $889,000 of 11% secured notes and related interest.

FORWARD-LOOKING STATEMENTS

From time to time, the Company may publish or make forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitations, the following:

     - The Company's limited history of profitability and potential fluctuations in operating results.
     - The Company's dependence on a single type of product.
     - The uncertainty of market acceptance for the Company's product.
     - Rapid technological change in the medical industry and in the Company's product.
     - Concentration of sales to two customers, neither of which has entered into any long-term minimum purchase agreements with the Company.
     - The risk of patent infringement claims brought against the Company's customers.
     - The Company's ability to protect its intellectual property rights.
     - Competition by existing competitors and potential new entrants into the marketplace.
     - Regulation by the Federal Drug Administration.
     - The risk of product liability claims.
     - Possible changes to government regulations governing health care.
     - The Company's dependence on key management and technical personnel and its ability to attract new personnel.

PART II -- OTHER INFORMATION


Item 2.  Changes in Securities

On October 24, 1996, all of the outstanding shares of Series A Preferred Stock of the Company were converted into Common Stock upon the closing of the IPO.

Item 4.  Submission of Matters to a Vote of Security Holders

On March 21, 1996, at the Company's annual meeting of shareholders, the Company's shareholders approved an amendment to the Company's Articles of Incorporation changing the Company's name from Pixsys, Inc. to Image Guided Technologies, Inc., approved an amendment to the Company's 1994 Stock Option Plan to allow the Board of Directors more latitude in granting non-qualified stock options, and elected Clifford Frith, Robert Hamilton, Ray Hauser, Paul Ray, David Sengpiel, Derace Shaffer and Waldean Schulz as directors. Derace Shaffer has resigned and was replaced on November 21, 1996 by William O'Connor. On each matter, all shares present, or 1,269,520 (on a converted basis), or approximately 93% of the outstanding shares, were voted in favor of the above matters.

On September 23, 1996, at a special meeting of shareholders, the Company's shareholders approved a four-for-five reverse stock split of the Company's Common Stock. All shares present, or 1,269,988 shares of Common Stock (approximately 93% of the outstanding common shares) and 80,126 of the Series A Preferred Stock (approximately 96% of the outstanding Series A Preferred shares), voting separately by class and voting as one class, were voted in favor of the reverse stock split.

The above information with respect to the number of shares of Common Stock reflects the four-for-five reverse stock split.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
Exhibit
Number                      Description of Document
------                      -----------------------

27                    Financial Data Schedule.

(b) Form 8-K Reports

No Form 8-K reports were filed during the period covered by this report. Image Guided Technologies did not become subject to the reporting requirements of Section 13 of the Securities and Exchange Act of 1934, as amended, until October 21, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        IMAGE GUIDED TECHNOLOGIES, INC.
                                 (Registrant)



                                   By:
                                      ------------------------------------------
December 5, 1996                      Robert E. Silligman
                                      President and Chief Operating Officer



                                   By:
                                      ------------------------------------------
December 5, 1996                      Jeffrey J. Hiller
                                      Vice President and Chief Financial Officer