Form 10QSB/A
period 1996-09-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1996-12-12
CIK 1019656

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

                        IMAGE GUIDED TECHNOLOGIES, INC.
                                 (Registrant)



                           By: /s/ Paul L. Ray
                              ------------------------------------------
December 5, 1996              Paul L. Ray
                              Chairman of the Board and Chief Executive Officer



                           By: /s/ Jeffrey J. Hiller
                              ------------------------------------------
December 5, 1996              Jeffrey J. Hiller
                              Vice President and Chief Financial Officer