Form 10KSB40
period 1996-12-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1997-03-17
CIK 1019656

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                   FORM 10-KSB


 [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1996

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to______________

                         Commission file number: 001-12189

                          IMAGE GUIDED TECHNOLOGIES, INC.
                   (name of small business issuer in its charter)

              COLORADO                                 84-1139082
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

  5710-B FLATIRON PARKWAY, BOULDER, CO                   80301
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number:  (303) 447-0248

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class             Name of each exchange on which registered
Common Stock, no par value                 The Nasdaq SmallCap Market
                                           The Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether Image Guided Technologies, Inc. (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $4,080,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $11,034,000 as of February 28, 1997.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,106,024 shares of common stock, no par value, were outstanding on March 11, 1997.

                         DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III of this report is the information contained in the Image Guided Technologies, Inc. Proxy Statement for the annual meeting of shareholders proposed to be held April 24, 1997, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996.

Transitional Small Business Disclosure Format (Check one):  Yes     ; No  X
                                                               -----    -----

                               Table of Contents
        Item                                                             Page

Part I    1.   Description of Business                                     1

          2.   Description of Property                                     6

          3.   Legal Proceedings                                           6

          4.   Submission of Matters to a Vote of Security Holders         6

Part II   5.   Market for Common Equity and Related Stockholder Matters    7

          6.   Management's Discussion and Analysis                        7

          7.   Financial Statements                                       11

          8.   Changes In and Disagreements With Accountants on
                 Accounting and Financial Disclosure                      23

Part III  9.   Directors, Executive Officers, Promoters and Control
                 Persons; Compliance With Section 16(a) of the
                 Exchange Act                                             23

         10.   Executive Compensation                                     23

         11.   Security Ownership of Certain Beneficial Owners
                 and Management                                           23

         12.   Certain Relationships and Related Transactions             23

         13.   Exhibits and Reports on Form 8-K                           24

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

GENERAL

     Incorporated in Colorado in 1990, Image Guided Technologies, Inc. (the "Company"), designs, develops, manufactures and markets products for real-time, precise, free-hand, localization of points in 3D space. The Company's optical localizers, typically consisting of a proprietary microprocessor-based control system, proprietary software to calculate the digital coordinate location of light emitting diodes ("LEDs"), a multi-camera array for detecting the LED emissions, a relative position dynamic reference device connected to the measured object, and a number of custom-manufactured LEDs mounted on the device or instrument to be tracked in 3D space, have both medical and industrial applications.

MEDICAL APPLICATIONS. The Company's FlashPoint-Registered Trademark-localizer is a key component of the anatomical image display workstation used by physicians to perform image guided surgery, a specialty procedure in the field of minimally invasive surgery. When the FlashPoint localizer is combined with the imaging software provided by the Company's customers, the location of specially designed surgical instruments can be tracked in relation to the patient's anatomy during surgical procedures by display as an overlay on a magnetic resonance imaging ("MRI") or computerized tomography ("CT") image.

INDUSTRIAL APPLICATIONS. The Company's Pixsys-TM- localizer is used in various industrial applications to measure the position or shape of objects in 3D space. Examples of industrial uses include inspection of parts, detection of surface deformities in car bodies during manufacture, measurement of adjustments to an automobile frame being straightened during collision repair, and measurement of the range of motion of the human spine.

     The Company shipped its first product in 1992. It introduced its current products, the FlashPoint 5000 and the Pixsys 5000, in the spring of 1995.

     The Company's business strategy is to systematically enhance the performance of its optical localizers while expanding the market for such products. With respect to enhancing its products, the Company is seeking to increase the products' accuracy, enlarge the field-of-view, increase the sample/frame rate (throughput) and improve the customer computer interface. With regard to market expansion, the Company is seeking to identify additional measurement applications for its products.

IMAGE GUIDED SURGERY

     In image guided surgery, a surgeon tracks the location of specially designed surgical instruments on the medical image (such as CT or MRI). Image guided surgery requires a method for registering (i.e., mapping) the points in the medical image onto the patient's anatomical physical space and a method for localizing (i.e., determining the position in 3D space) the surgical probe or pointer. Knowing the exact position of the probe or pointer is key to the successful completion of a surgical procedure.

     Until registered, the medical image is only a picture of the relevant anatomy and not a map. By registering the image space with the physical space, medical images become true, point-to-point maps available for precise surgical guidance. The imaging software provided by the Company's medical customers registers the medical image with the physical space.

     Traditionally, pre-operative medical images (such as CT or MRI) were available as pictures that were used for surgical guidance only insofar as the judgment, skill and experience of the surgeon permitted. Prior to surgery, the surgeon arranged the patient's CT or MRI scans (images) upon a light box and carefully reviewed them. Upon commencement of the surgical procedure, the surgeon, based upon his or her memory of the information displayed on such images, performed the surgical procedure.

     Image guided surgery, by allowing the patient's CT, MRI or other medical image to be used as a map, provides the surgeon with a real-time visual representation of the surgical probe or pointing device on the interactive medical image. It allows the spatial position of the probe or pointer to be tracked during the surgical procedure and to be displayed as an overlay on the medical image shown on the workstation. The medical image may either be historical (i.e., pre-operative), or real-time (i.e., intraoperative).

     Image guided surgery couples recent advances in imaging with the instruments used in the course of surgery. While image guided surgery has been most extensively used in neurosurgery, the Company anticipates that image guided surgery will provide benefits for ear, nose and throat surgery, needle biopsies, orthopedics (e.g., hip replacement surgery), maxillofacial surgery and radiosurgery.

PRODUCTS

     The FlashPoint and Pixsys localizers consist of a number of LEDs used as markers mounted on a pointer device or surgical instrument, a relative position dynamic reference device (the "Dynamic Reference Frame-Registered Trademark-") connected to the measured object (a patient in a medical application or a part in an industrial application), a multi-camera array for detecting the X, Y and Z positions of the LEDs, a proprietary microprocessor based control system, and a proprietary, internally developed, software package. The Company's optical localizer is an input subsystem providing real-time mathematical coordinates to a host computer. The Company's optical localizer determines the position of the hand-held probe or surgical instrument and the patient reference device by tracking the X, Y and Z coordinates of each infrared light emitting diode mounted on the probe or surgical instrument and reference device. It then communicates this position in the form of X, Y and Z coordinates to the host computer.

DYNAMIC REFERENCE FRAME. The Dynamic Reference Frame, with typically three or more LEDs mounted on a fixed frame, allows the patient to be moved during an image guided surgical procedure while maintaining registration between the scanned image, the surgical instrument and the patient. Without this type of feature, the physician would be unable to move the patient, or, if the patient was moved, the registration process would have to be repeated, adding significant time to the surgical procedure. It is also used in industrial applications since it allows movement of the object being tracked without needing to re-register the object, a time saving feature.

INSTRUMENTS. The Company, in conjunction with custom fabricators and surgical instrument manufacturers, provides various instruments, such as probes and pointers, containing LEDs as component parts to its optical localizers. For both medical and industrial applications, the LEDs are placed on the instrument, and the distance between the LED and the tip of the instrument is precisely calibrated. The medical instruments are designed to be reused on a limited basis, while an industrial instrument can normally be reused until it no longer fulfills its intended use. The Company plans to design and market other instruments, some of which may be disposable, for use with its localizer.

MARKERS. The Company's present line of optical localizers utilize infrared LED markers, the positions of which are tracked by the FlashPoint and Pixsys systems. Because the emission characteristics of each LED affects overall system performance, the Company provides a custom-manufactured line of LEDs for its products. The LEDs are consumable items and, depending upon the customer's application, the life expectancy varies.

     Most localizers sold by the Company are customized to satisfy customer requirements. A standard localizer for medical applications containing all of the above parts, other than the Dynamic Reference Frame, currently has a list price of $25,000.

CUSTOMERS AND USE

MEDICAL APPLICATIONS

     The Company's FlashPoint product is used to determine the position in 3D space of the surgical probe or instrument. The FlashPoint 5000 medical optical localizer is a component currently being integrated into several medical devices. The Company's largest and second largest customers for the year ended December 31, 1996 were Zeiss and Sofamor Danek, respectively. Sofamor Danek has recently informed the Company that it will begin production of its own optical localizer in late March or early April 1997. Current medical customers and illustrative uses are set forth below.

GE MEDICAL SYSTEMS, MILWAUKEE, WISCONSIN. In 1993, GEMS introduced its magnetic resonance guided therapy ("MRT") system which provides direct physician access to the patient during imaging, giving a real-time, internal view of patients for procedures such as needle biopsies. MRT is currently used to plan, guide and monitor surgical procedures in a minimally invasive manner. FlashPoint is being used by GEMS for the guidance system in its MRT device. The initial GEMS MRT system is at Harvard University's Brigham and Women's Hospital.

CARL ZEISS, OBERKOCHEN, GERMANY. The Company's FlashPoint product is an integral and key component of the Zeiss SMN Stereotactic System. By combining imaging diagnostic data with powerful computers, precision optics and finely crafted hand-held instrumentation, Zeiss has created a product enhancement to its operating microscope line. The SMN product is targeted as an enhancement to Zeiss' worldwide installed base of surgical microscope systems.

ELEKTA IGS (FORMERLY DEEMED INTERNATIONAL), GRENOBLE, FRANCE. Elekta IGS incorporates the FlashPoint product into the Surgiscope, its surgical robot utilized for accurate positioning of surgical microscopes. Elekta IGS first used the FlashPoint system in its initial prototype in early 1993. The original system continues in operation at Necker Hospital, Paris, France.

RADIONICS SOFTWARE APPLICATIONS, INC., A SUBSIDIARY OF RADIONICS, INC., BURLINGTON, MASSACHUSETTS. Radionics employs the FlashPoint in the Radionics Optical Tracking System for Frameless Stereotaxy. This real-time, free-hand stereotaxy system is primarily used in neurosurgical applications. Radionics began using an earlier model of the FlashPoint in 1994 and has recently incorporated the latest generation FlashPoint product into its system.

INDUSTRIAL APPLICATIONS

     The Company's Pixsys product is used to determine the position or shape of an object by rapidly collecting a large number of points on the object's surface. Sales to industrial customers constituted approximately 8% of sales in 1996, but are anticipated to increase in 1997. Key industrial customers and illustrative uses are set forth below.

BREWCO, INC., CENTRAL CITY, KENTUCKY. Brewco contracted with the Company to develop an electronic measurement product for use with Brewco's frame straightening machines for automobile collision repair. Brewco will incorporate the Pixsys into its system to measure the extent of damage caused by a collision and to indicate to the system operator the progress of the straightening operation.

SPINEX MEDICAL TECHNOLOGIES INC., MONTREAL, QUEBEC. Spinex has developed a spine motion diagnostic system which gives physical therapists and health insurance providers an accurate indication of the presence and extent of back injuries. The Company's Pixsys system provides the motion tracking means for observing the patient.

MARKETING AND SALES

     The Company's marketing strategy focuses on selling its localizer under OEM agreements to a number of end users. The OEM agreements are intended to assure the end user that the Company will be a reliable supplier. The Company currently has OEM agreements with Elekta IGS and Radionics Software Applications, is negotiating a new agreement with Carl Zeiss and is negotiating agreements with Brewco and Spinex. None of the Company's customers has entered into a long term minimum purchase agreement with the Company. Accordingly, purchases from the Company by customers in any prior period may not be indicative of orders or purchases in any future period, and there can be no assurance that these companies will remain customers of the Company.

BACKLOG

     At December 31, 1996, the Company's backlog was $433,000 and at December 31, 1995 it was $1,832,700. Since backlog fluctuates depending on how customers order their products and over what period of time, the Company currently does not consider backlog to be a meaningful indicator of future sales.

COMPETITION

     Although 3D localization can be performed in a number of ways, the use of LEDs as markers and optical sensor arrays as receivers is currently the technology of choice for manufacturers of image guided surgery systems. The Company's primary competitor in the medical OEM market is Northern Digital Inc. ("NDI"). NDI markets two localizers to the medical OEM marketplace: the OPTOTRAK-Registered Trademark-, a high performance 3D, infrared based optical localizer, and the less expensive Polaris, an infrared based optical localizer using two two-dimensional CCD cameras, introduced in April 1996. Other companies have developed optical localization devices for their own image guided surgery systems.

     Companies have also attempted to use other systems as localization devices for medical applications. For example, much of the early technical work relative to medical applications involved the tracking of sound markers. The inherent characteristics of the sound markers used in medical applications, coupled with the technical limitations of the use of sound based systems in an MRI or operating room environment, hampered the medical application of this technology. Only one major medical company used the sonic technology. That company no longer uses such technology. Sonic technology is still used in industrial applications because of its ability to make measurements in large fields-of-view.

     Mechanical arm localizers are used extensively in industrial application, but are used as the basis of only two medical devices. In medical applications, the "feel" and range of motion of the arm impose significant constraints on the surgeon, thus limiting the use of the device. Similarly, magnetic field localizers have also been used in, or evaluated for, such applications.
Magnetic field localizers are being developed for use on flexible catheter systems for placement of intravascular stents for cardiac procedures. Similar technology is used for sinus endoscopy procedures. However, errors caused by the movement of metal components in and around the surgical field have at present made these magnetic field localizers less practical for most general surgery applications.


MANUFACTURING AND SUPPLIERS

     The Company's manufacturing activities primarily consist of assembling and testing components and subassemblies acquired from qualified vendors, as well as final assembly and testing of the Company's fully-configured systems.
Components are generally available from several sources although the order lead-time for the semi-custom isolated power supply used in the FlashPoint 5000 varies from four to six months. An integrated manufacturing planning and control computer system is in place which provides for material requirements planning and inventory control, manufacturing planning and scheduling and production work order tracking.

     The Company uses a Coordinate Measurement Machine ("CMM") to improve the calibration process for the products being shipped to its customers. The CMM gives the Company a final calibration tool which is traceable to National Institute of Standards and Technology standards. The CMM system is also used by the Company for research and development projects.

INTELLECTUAL PROPERTY

     The Company has been issued U.S. Patent 5,198,877 on its SprayLight technology which is a non-contact, laser based, hand-held 3D localizer that allows the user to acquire simply and easily a multitude of points on the surface of an object or anatomy by sweeping a hand-held scanner over the desired target. This patent expires in 2010 and its claims do not cover any product currently being sold by the Company. An application to reissue this patent has been filed which, if granted, may broaden its claims. The Company has two patent applications which are currently pending in the U.S. Patent and Trademark Office (one of which, if granted, relates to current uses of the Company's product and the other of which, if granted, may cover future products) and has submitted several applications for patents to various international patent agencies.

     The Company's optical localizer is a complex measuring device. Its software contains elaborate mathematical modeling and its manufacture requires precise production and careful calibration. The Company primarily relies on a combination of trade secret and copyright laws, together with non-disclosure agreements, to establish and protect proprietary rights in its products.

     On January 24, 1995, St. Louis University was granted a patent (the "SLU Patent") covering a particular technique for determining the position of a surgical probe within a patient's body on an historical image of that body. Shortly thereafter, the Company entered into an agreement with Surgical Navigation Technologies, Inc. ("SNT"), under which, among other things, (i) the Company agreed to supply, and SNT agreed to purchase, the Company's optical localizer, (ii) the Company agreed not to sell its optical localizer to any customer whose use would knowingly infringe the SLU Patent and (iii) the Company was granted the exclusive right, subject to certain minimums, to sell SNT's image display workstations to ENT (ear, nose and throat) customers worldwide. The agreement with SNT was terminated at the Company's request in the fall of 1995 due to the Company's decision to focus on the sale of its FlashPoint product to medical device customers. SNT/Sofamor Danek has been a key customer of the Company. The Company believes that the manufacture and sale of its FlashPoint localizer does not infringe the SLU Patent, since a localizer is only a component part in the system patented by SLU and since the Company's FlashPoint localizer has substantial non-infringing uses. Under one part of the agreement with SNT which was not terminated, the Company assigned to St. Louis University all right, title and interest it had in the SLU Patent. SNT has been acquired by Sofamor Danek.

     The Company recently entered into a license agreement with Vexcel Corporation pursuant to which Vexcel granted the Company a non-exclusive world-wide license to make, use and sell products covered by Vexcel's mandibular motion monitoring system. This license may be of value in connection with systems utilizing the Company's products in maxillofacial surgery.


GOVERNMENT REGULATION

     The Company's FlashPoint localizer is incorporated into medical devices that are subject to extensive regulation by the United States Food and Drug Administration (the "FDA") and, in some instances, by foreign and state governments. The FDA regulates the clinical testing, manufacture, labeling, distribution and promotion of medical devices. Before a new device can be introduced into the market, the manufacturer must generally obtain market clearance through either the 510(k) premarket notification process or the lengthier and more costly premarket approval ("PMA") application process.

     Modifications to such products manufactured by the medical equipment manufacturers will require additional clearances or approvals if such modifications could significantly affect the safety and effectiveness of the devices or establish a new intended use for the devices. Medical device customers that incorporate the Company's products may be subject to regulation by the FDA.

     The introduction into foreign markets of the Company's FlashPoint localizer and the products of the medical equipment manufacturers that incorporate the FlashPoint localizer may also subject the Company and such customers to foreign regulatory clearances and requirements. International sales of medical devices are subject to the regulatory requirements of each country.

     The Company is currently installing the necessary systems and controls to become certified under the ISO 9001 standards (the European equivalent to good manufacturing practices or "GMP"). This process requires a significant investment of time and resources to complete.


RESEARCH AND DEVELOPMENT

     For the fiscal years ended December 31, 1996 and 1995, the Company expended $618,000 and $627,000, respectively, on research and development activities. Some of the Company's customers may at times pay for research and development activities related to specific applications of the Company's localizer technology.

     The Company has developed core competencies in software development, mathematical modeling of the 3D measurement process, digital signal processing, circuit design, computer system integration and 3D optical sensor system development. Outside consultants and contract engineering are employed, when needed, for optical system design, surgical instrument development and safety engineering. The Company's engineers work closely with its OEMs to assist in the integration of the Company's products with customer systems and to identify new applications for the Company's products.

     The Company is currently developing a family of infrared optical camera systems to meet a range of requirements for different sized fields-of-view and measurement accuracy. Although optical sensing systems appear to be the best technology choice for the present time, the Company's advanced development team is evaluating a number of methodologies for detecting and measuring a point in space and/or creating an image of a complex surface. These include a variety of both passive and active markers, video imaging techniques and advanced software and hardware designs.

     The Company's product development engineering staff is currently in the requirements development phase for the FlashPoint 6000, which will have a higher degree of accuracy, a larger field-of-view, a faster sample/frame rate and a more flexible interface to customers' systems. Additional projects are in the planning stage to create a series of unique, proprietary marker devices such as high accuracy LEDs, passive markers, non-magnetic markers for surgical instruments used in magnetic resonance environments and a family of probes and instruments for both the medical and industrial markets. The Company is currently considering making some or all of the probes and instruments cost effective, single-use disposable items. These are especially important for the medical markets served by the Company.

     Although the Company intends to build upon, and expand its current technical competencies to introduce new products and product enhancements, it also intends to review compatible, complimentary technology for possible acquisition or licensing.


EMPLOYEES

     At March 14, 1997, the Company had 28 full-time employees and 1 part-time employee, including 7 employees in research and development, 11 in manufacturing and support services, 3 in sales and marketing and 8 employees in administration and finance.


EXECUTIVE OFFICERS OF REGISTRANT

Paul L. Ray, age 50                 Chief Executive Officer and Chairman of the
                                    Board of the Company since January 1994;
                                    President of the Company from January 1994 through November 1995; Director of the Company since 1992; Managing Partner and
                                    Director of Paradigm Partners, LLC, a
                                    venture investment company, from 1992 to January 1994.

Robert E. Silligman, age 56         President and Chief Operating Officer of the
                                    Company since November 1995; Founder and
                                    President of Leadership Development Systems, a productivity improvement and management development consulting firm, from June 1992 through November 1995; Vice President and
                                    General Manager of Medtronic Hemotec, Inc., a medical diagnostic products company, from March 1990 through May 1992.

Waldean A. Schulz, Ph.D., age 51    Vice President of Technology and Secretary
                                    of the Company since December 1990; Founded the Company and served as its President from inception until December 1990; Director of the Company since 1990.

Jeffrey J. Hiller, age 44           Chief Financial Officer and Vice President
                                    of Finance of the Company from January 1994
                                    (CFO) and May 1994 (VP); Chief Financial
                                    Officer and Vice President of BI
                                    Incorporated, an electronic monitoring
                                    equipment company, from 1989 through 1993.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company leases 11,700 square feet within a 133,000 square foot multi-tenant facility in Boulder, Colorado, where it performs all development, manufacturing, marketing and corporate activities. The current lease has approximately two years remaining. In addition to base rent, the Company pays its pro-rata share of building operating expenses, insurance and taxes and its own utilities. In the second quarter of 1997, the Company anticipates expanding into an additional 6,700 square feet at its existing location pursuant to a three-year lease on all occupied space, with monthly base rent as follows:
$15,046 through March 1998, $15,709 from April 1998 through March 1999, and $16,406 from April 1999 through March 2000.


ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders.

                                   PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock was sold in its initial public offering ("IPO") on October 21, 1996 for $5.00 per share. The shares began trading immediately on the Nasdaq SmallCap-TM- Market under the symbol "IGTI" and on the Boston Stock Exchange under the symbol "IGK." For the quarter ended December 31, 1996, the range of bid prices for the Company's common stock as reported by Nasdaq were: High -- $8.00; Low -- $5.00. Such bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

     On March 11, 1997, the Company had approximately 750 shareholders of record.

     No dividends were declared on the Company's Common Stock during the fiscal years ended December 31, 1996 and 1995. The Company expects that it will retain any available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of the Company.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The following table sets forth for the periods indicated certain line items derived from the Company's statement of operations as a percentage of the Company's revenues.

                                                    Year Ended
                                                    December 31,
                                               ---------------------
                                                1996          1995
                                               ------        -------
         Revenue                               100.0 %        100.0 %
         Cost of Goods Sold                     45. 0%         42.1 %
                                               -----          -----
            Gross Profit                        55.0 %         57.9 %
                                               -----          -----
         Operating Expenses:
            Research and Development            15.1 %         33.3 %
            Selling and Marketing               13.6 %         40.8 %
            General and Administrative          17.3 %         31.6 %
                                               -----          -----
               Total Operating Expenses         46.0 %        105.7 %
                                               -----          -----
         Income (Loss) from Operations           9.0 %        (47.8)%
         Other Income (Expense)                 (0.3)%         (8.0)%
                                               -----          -----
         Net Income (Loss)                       8.7 %        (55.8)%
                                               -----          -----
                                               -----          -----

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1996 AND 1995

     Revenue increased by $2,196,000, or approximately 117%, to $4,080,000 for the year ended December 31, 1996, as compared to $1,884,000 for the year ended December 31, 1995. The increase was primarily due to increased level of sales of the FlashPoint 5000 and Pixsys 5000 products.

     Cost of goods sold increased by $1,042,000, or approximately 131%, to $1,836,000 for the year ended December 31, 1996, compared to $794,000 for the year ended December 31, 1995. Cost of goods sold as a percentage of revenue increased to 45% for the year ended December 31, 1996, as compared to 42% for the year ended December 31,

1995. The increase in cost of goods sold was primarily attributable to the increase in the number of systems sold. The increase in cost of goods sold as a percentage of revenue was attributable to increased costs associated with improvements in the reliability and durability of certain components, as well as changes in the mix of products sold.

     Gross profit increased by $1,154,000, or approximately 106%, to $2,244,000 for the year ended December 31, 1996, compared to $1,090,000 for the year ended December 31, 1995. Such increase was principally a result of the increase in revenue.

     Research and development expenses decreased by $9,000, or approximately 1%, to $618,000 for the year ended December 31, 1996, compared to $627,000 for the year ended December 31, 1995. This decrease was principally due to the reduction of costs associated with the completion of the FlashPoint 5000 and Pixsys 5000 products, which were released during the second quarter of 1995, offset by ongoing R&D efforts.

     Selling and marketing expenses decreased by $213,000, or approximately 28%, to $554,000 for the year ended December 31, 1996, compared to $767,000 for the year ended December 31, 1995. This decrease was primarily attributable to the Company's decision to focus its sales and marketing efforts on selling its FlashPoint product to medical device companies rather than also attempting to sell an ENT system under the Company's own label directly to end users.

     General and administrative expenses increased by $109,000, or approximately 18%, to $705,000 for the year ended December 31, 1996, compared to $596,000 for the year ended December 31, 1995. This increase was primarily attributable to the addition of personnel and related expenses.

     Operating income increased by $1,267,000 to $367,000 for the year ended December 31, 1996, compared to an operating loss of $900,000 for the year ended December 31, 1995. This increase was primarily attributable to increased revenue and relatively stable operating expenses.

     Net other income (expense) decreased by $140,000 to ($12,000) for the year ended December 31, 1996, compared to ($152,000) for the year ended December 31, 1995. This change was primarily due to interest income in 1996 and to full recognition of a debt discount in connection with the issuance of $775,000 in promissory notes (and the warrants coupled therewith) during 1995.

     As a result of the foregoing, net income increased to $355,000 for the year ended December 31, 1996, compared to a net loss of $1,052,000 for the year ended December 31, 1995.

     Income tax expenses were not recognized on the Company's 1996 operating income due to utilization of net operating losses generated in prior years. Income tax benefits were not recognized on the Company's 1995 pre-tax losses due to the uncertainty surrounding the future utilization of such net operating losses. As of December 31, 1996, the Company's net operating loss carryforwards were approximately $2,413,000 which expire from the years 2007 to 2010. The Company's ability to use the net operating loss carryforwards is limited due to certain changes in ownership which occurred in 1994 as defined by the Internal Revenue Code. Due to the Company's history of pre-tax losses and the uncertainty surrounding the timing of realizing the benefits of net operating loss carryforwards, the Company has placed a valuation allowance against its deferred tax assets. In reaching its determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence. Specifically, the Company has completed only one profitable fiscal year and has an accumulated deficit of $3,026,000 at December 31, 1996. See
Note 6 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1996, $117,000 in cash was provided by operating activities, principally by increases in net income, and offset by increases in accounts receivable, inventories and other current assets. The Company used $154,000 in cash for investing activities during the year ended December 31, 1996 to purchase property and equipment. Also during the year ended December 31, 1996, $6,022,000 in cash was provided by the exercise of warrants to purchase 270,000 shares of Common Stock and by the net proceeds from the initial public offering of 1,437,500 shares of Common Stock. In addition, $775,000 in cash was used to retire notes payable.

     As of December 31, 1996, the Company had working capital of $5,571,000, compared to a working capital deficit of $695,000 at December 31, 1995 (which included $818,000 of principal and interest owed on the loans which were repaid from the proceeds of the IPO). The improvement in working capital was primarily the result of increases in inventories and cash resulting from the Company's initial public offering as well as 1996 net income and cash received from exercise of warrants.

OTHER MATTERS

     On October 24, 1996, Image Guided Technologies, Inc. closed on its initial public offering ("IPO") of 1,437,500 shares of common stock, including a 187,500 share over-allotment purchase by the underwriters, at the IPO price of $5.00 per share. The offering resulted in gross proceeds of $7,187,500. The aggregate offering cost was approximately $1,500,000. The shares were offered pursuant to a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. A portion of the proceeds was used to retire approximately $889,000 of 11% secured notes and related interest.

    Sofamor Danek, the Company's second largest customer in 1996, recently informed the Company that it will begin production of its own optical localizer in late March or early April, 1997. Accordingly, the Company does not expect Sofamor Danek to be a significant customer in 1997. The Company anticipates that the percentage of its sales used for industrial applications will increase significantly over the 8% in 1996 as a result of the addition of Brewco and Spinex as customers.

FORWARD-LOOKING STATEMENTS

     The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

     LIMITED HISTORY OF PROFITABILITY AND POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Prior to its fiscal year ending December 31, 1996, the Company had experienced significant operating losses. Its accumulated deficit was $3,026,000 at December 31, 1996 and $3,381,000 at December 31, 1995. While the
Company was profitable for the year ended December 31, 1996, there can be no assurance that the Company will consistently generate sufficient revenues to attain profitability on an annual basis. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's quarterly results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, and by increases in the costs of the components and subassemblies acquired by the Company from vendors.

     DEPENDENCE ON A FEW CUSTOMERS. The Company currently has six significant customers: GE Medical Systems, Carl Zeiss, Elekta IGS, Radionics Software Applications, Brewco and Spinex Medical Technologies. Sofamor Danek was a significant customer in 1996. None of these customers has entered into any long term minimum purchase agreements with the Company. The loss of, or substantial diminution of purchases from the Company by, any of these customers could have a material adverse effect on the Company. The Company does not anticipate that Sofamor Danek will be a significant customer in 1997.

     THE COMPANY'S DEPENDENCE ON A SINGLE TYPE OF PRODUCT. All the Company's revenues are derived from sales of its optical localizers. Although the Company is currently seeking to expand the markets for its localizers, there can be no assurance that it will be successful.

     THE UNCERTAINTY OF MARKET ACCEPTANCE FOR THE COMPANY'S PRODUCT. The market for optical localizers has only recently begun to develop. The market for optical localizers may continue to develop or may develop more slowly than the Company anticipates or cease altogether. Demand for optical localizers could be affected by numerous factors outside the

Company's control, including, among others, market acceptance by medical and industrial customers, changes in governmental regulation and the introduction of new or superior competing technologies.

     TECHNOLOGICAL CHANGE IN THE MEDICAL INDUSTRY AND IN THE COMPANY'S PRODUCT. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and which render the Company's products obsolete or non-competitive. In addition, new technologies and procedures could be developed for medical and other industries that replace or reduce the value of the Company's products.
The Company's success will depend in part on its ability to respond quickly to technological changes through the development and improvement of its products. The Company believes that a substantial amount of capital will be required to be allocated to such activities in the future.

     THE RISK OF PATENT INFRINGEMENT CLAIMS BROUGHT AGAINST THE COMPANY'S CUSTOMERS. There are a number of patents that utilize a localizer as part of their claimed inventions, several of which relate to the medical industry. One of the patents relating to the medical industry is the patent granted to St. Louis University, and subsequently licensed to SNT. In general, the SLU Patent covers a particular technique for determining the position of a surgical probe within a patient's body on an historical image of that body. The Company is not in a position to evaluate whether its customers may be infringing the SLU Patent or any of the other patents. If any infringement claim is brought or threatened against any of the Company's customers, it could have a material adverse effect on orders of the Company's products from these customers.

     THE COMPANY'S ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. The Company does not have any patents covering its FlashPoint or Pixsys optical localizers. The Company primarily relies on a combination of trade secret and copyright laws, together with nondisclosure agreements to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for the Company's intellectual property rights, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or that third parties will not assert intellectual property infringement claims against the Company. The Company believes that the manufacture and sale of its FlashPoint localizer does not infringe the SLU Patent, since a localizer is only a component part in the system patented by SLU and since the Company's FlashPoint localizer has substantial non-infringing uses. Moreover, there can be no assurance that any of the Company's pending or future patent applications will be issued, that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged (including, without limitation, on the basis of the SLU Patent or other patents), or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

     Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity (including, without limitation, claims brought by parties whose technology, such as those which may be the basis of the SLU Patent, utilizes a localizer). Such litigation could result in substantial costs and diversion of resources, regardless of the outcome of the litigation. If any claims are asserted against the Company, the Company may be required to obtain a license under a third party's intellectual property rights. However, such a license may not be available on reasonable terms or at all.

     COMPETITION BY EXISTING COMPETITORS AND POTENTIAL NEW ENTRANTS INTO THE MARKETPLACE. The Company's primary competitor in the medical market currently is NDI. In addition, companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, than the Company may also enter the market. Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote substantially greater resources to the development, marketing and sale of their products than the Company. The Company's customers may develop their own localizers to ensure control over their localizer technology, to be able to differentiate their product or for other reasons. Furthermore, such competitors may develop technology other than that based on infrared optics that is more effective or economical than the technology of the Company in localizing a point in space.

     REGULATION BY THE FDA. Noncompliance with applicable requirements of FDA can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for medical devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device.

     There can be no assurance that the Company's customers have complied or will be able to comply with all applicable FDA market clearance requirements, including those which may arise from the incorporation of the Company's FlashPoint product into the customer's product. Moreover, there can be no assurance that the FDA will not require, or change its interpretations or regulations so as to require, the Company to obtain 510(k) clearance for its FlashPoint localizer apart from or in addition to any market clearances obtained by its medical device customers.

     In addition, international sales of medical devices are subject to foreign regulatory requirements, which vary from country to country.

     THE RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company. The Company maintains a product liability and commercial general liability insurance policy with coverage of $1,000,000 per occurrence and an annual aggregate maximum coverage of $2,000,000 ($1,000,000 for lawsuits outside the United States, Canada and Puerto Rico). The Company's product liability and general liability policy is provided on an occurrence basis and is subject to annual renewal. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products could be significantly impaired.

     POSSIBLE CHANGES TO GOVERNMENT REGULATIONS GOVERNING HEALTH CARE. The health care industry is undergoing fundamental changes as a result of political, economic and regulatory influences. In the United States, comprehensive programs have been proposed that seek to increase access to health care for the uninsured, control the escalation of health care expenditures within the economy and use health care reimbursement policies to help control the federal deficit. The Company anticipates that Congress and state legislatures will continue to review and assess alternative health care delivery systems and methods of payment and public debate of these issues will likely continue. Due to uncertainties regarding the outcome of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted or when they might be adopted. Other countries are also considering health care reform. Significant changes in health care systems could have a substantial impact on the manner in which the Company conducts its business.

     THE COMPANY'S DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL AND ITS ABILITY TO ATTRACT NEW PERSONNEL. The Company's success depends in significant part on the continued contribution of certain key management and technical personnel, including: Paul L. Ray, Chairman of the Board and Chief Executive Officer; Robert E. Silligman, President and Chief Operating Officer; Waldean Schulz, Vice President, Technology and Secretary; and Jeffrey J. Hiller, Vice President, Finance and Chief Financial Officer. The loss of services of any of these individuals could have a material adverse effect on the Company. The Company's growth and profitability also depend on its ability to attract and retain other management and technical personnel.


ITEM 7. FINANCIAL STATEMENTS.

     Index to Financial Statements
                                                                            Page
                                                                            ----
Report of Independent Accountants...........................................  12
Balance Sheets as of December 31, 1996 and 1995.............................  13
Statements of Operations for the Years Ended December 31, 1996 and 1995.....  14
Statements of Shareholders' Equity (Deficit) for the Years Ended
 December 31, 1996 and 1995.................................................  15
Statements of Cash Flows for the Years Ended December 31, 1996 and 1995.....  16
Notes to Financial Statements...............................................  17

REPORT OF INDEPENDENT ACCOUNTANTS


March 7, 1997

To the Board of Directors and Shareholders of Image Guided Technologies, Inc.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Image Guided Technologies, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


Price Waterhouse LLP

                       IMAGE GUIDED TECHNOLOGIES, INC.

                               BALANCE SHEET

                                                                              December 31,
                                                                        --------------------------
ASSETS                                                                      1996           1995
------                                                                  -----------    -----------
  Current assets:
    Cash and cash equivalents                                           $ 5,240,000    $    32,000
    Accounts receivable, net of allowance for doubtful accounts of
      $58,000 and $24,000 at December 31, 1996 and 1995, respectively       522,000        522,000
    Inventories, net                                                        417,000        175,000
    Other current assets                                                    105,000         38,000
                                                                        -----------    -----------
      Total current assets                                                6,284,000        767,000
Property and equipment, net of accumulated depreciation of
  $145,000 and $55,000 at December 31, 1996 and 1995, respectively          281,000         91,000
Other assets                                                                 17,000            ---
                                                                        -----------    -----------
      Total assets                                                      $ 6,582,000    $   858,000
                                                                        -----------    -----------
                                                                        -----------    -----------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  Current liabilities:
    Accounts payable                                                    $   394,000    $   303,000
    Accrued liabilities                                                     291,000        384,000
    Current portion of debt and capital leases                               28,000        775,000
                                                                        -----------    -----------
      Total current liabilities                                             713,000      1,462,000
Capital lease obligation                                                     96,000            ---
                                                                        -----------    -----------
      Total liabilities                                                     809,000      1,462,000
                                                                        -----------    -----------

Commitments and contingencies

Shareholders' equity (deficit):
  Series A Convertible Preferred Stock, no par value; 2,416,668
    shares authorized, 83,332 issued and outstanding in 1995                    ---      1,000,000
  Common Stock, no par value; 10,000,000 shares authorized;
    3,106,024 and 1,093,451 shares issued and outstanding
    at December 31, 1996 and 1995, respectively                           8,799,000      1,777,000
Accumulated deficit                                                      (3,026,000)    (3,381,000)
                                                                        -----------    -----------
      Total shareholders' equity (deficit)                                5,773,000       (604,000)
                                                                        -----------    -----------
      Total liabilities and shareholders' equity (deficit)              $ 6,582,000    $   858,000
                                                                        -----------    -----------
                                                                        -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                       IMAGE GUIDED TECHNOLOGIES, INC.

                           STATEMENT OF OPERATIONS


                                                    Years Ended December 31,
                                                    ------------------------
                                                      1996           1995
                                                    ----------   -----------
Revenue                                             $4,080,000   $ 1,884,000
Cost of goods sold                                   1,836,000       794,000
                                                    ----------   -----------
Gross profit                                         2,244,000     1,090,000
                                                    ----------   -----------
Operating expenses:
  Research and development                             618,000       627,000
  Selling and marketing                                554,000       767,000
  General and administrative                           705,000       596,000
                                                    ----------   -----------
    Total operating expenses                         1,877,000     1,990,000
                                                    ----------   -----------
Operating income (loss)                                367,000      (900,000)
Other income (expense):
  Interest and other expense                           (74,000)     (176,000)
  Interest and other income                             62,000        24,000
                                                    ----------   -----------
Net income (loss)                                   $  355,000   $(1,052,000)
                                                    ----------   -----------
                                                    ----------   -----------

Pro forma earnings (loss) per share (unaudited)     $     0.15   $     (0.63)
Pro forma weighted average common shares
 outstanding (unaudited)                             2,324,979     1,675,937














The accompanying notes are an integral part of these financial statements.

                       IMAGE GUIDED TECHNOLOGIES, INC.

            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                 Series A Convertible
                                    Preferred Stock           Common Stock
                                 ---------------------   ----------------------   Accumulated         Total
                                 Shares      Amount       Shares       Amount       Deficit      Equity (Deficit)
                                 -------   -----------   ---------   ----------   -----------    ----------------
Balance at December 31, 1994      83,332   $ 1,000,000   1,080,142   $1,645,000   $(2,329,000)     $   316,000
Exercise of stock options
  and warrants                                              13,309        1,000                          1,000

Warrants issued with debt                                               131,000                        131,000

Net loss                                                                           (1,052,000)      (1,052,000)
                                 -------  -----------    ---------   ----------   -----------      -----------

Balance at December 31, 1995      83,332    1,000,000    1,093,451    1,777,000    (3,381,000)        (604,000)
Exercise of stock options
  and warrants                                             270,783      338,000                        338,000
Conversion of Series A
 convertible preferred stock     (83,332)  (1,000,000)     304,290    1,000,000                            ---

Initial public offering, net                             1,437,500    5,684,000                      5,684,000

Net income                                                                            355,000          355,000
                                 -------  -----------    ---------   ----------   -----------      -----------

Balance at December 31, 1996         ---  $       ---    3,106,024   $8,799,000   $(3,026,000)     $ 5,773,000
                                 -------  -----------    ---------   ----------   -----------      -----------
                                 -------  -----------    ---------   ----------   -----------      -----------

























The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

                            STATEMENT OF CASH FLOWS


                                                             Years Ended December 31,
                                                            -------------------------
                                                               1996           1995
                                                            ----------    -----------
OPERATING ACTIVITIES:
Net income (loss)                                           $  355,000    $(1,052,000)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation                                                  90,000         52,000
  Amortization of debt discount                                    ---        132,000
  Provision for doubtful accounts                               34,000         27,000
  Write-off of fixed assets                                                    41,000
  Allowance for inventory obsolescence                          45,000         13,000
  Changes in operating assets and liabilities:
    Accounts receivable                                        (34,000)      (270,000)
    Inventories                                               (287,000)       (75,000)
    Other current assets                                       (67,000)       (24,000)
    Other assets                                               (17,000)           ---
    Accounts payable                                            91,000        144,000
    Accrued liabilities                                        (93,000)      289,0000
                                                            ----------    -----------
      Net cash provided by (used in) operating activities      117,000       (723,000)
                                                            ----------    -----------
INVESTING ACTIVITIES:
Additions to property and equipment                           (154,000)      (112,000)
                                                            ----------    -----------
      Net cash used in investing activities                   (154,000)      (112,000)
                                                            ----------    -----------
FINANCING ACTIVITIES:
Proceeds from (payments of) debt                              (775,000)       775,000
Net proceeds from the issuance of common stock               6,022,000            ---
Principal payments on capital leases                            (2,000)           ---
                                                            ----------    -----------
      Net cash provided by financing activities              5,245,000        775,000
                                                            ----------    -----------
Net increase (decrease) in cash and cash equivalents         5,208,000        (60,000)
Cash and cash equivalents at beginning of period                32,000         92,000
                                                            ----------    -----------
Cash and cash equivalents at end of period                  $5,240,000    $    32,000
                                                            ----------    -----------
                                                            ----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                  114,000            ---
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease                         126,000            ---

The accompanying notes are an integral part of these financial statements.

                       IMAGE GUIDED TECHNOLOGIES, INC.

                        NOTES TO FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Image Guided Technologies, Inc. (the "Company") was incorporated in 1990 in the State of Colorado to design, develop, manufacture and market proprietary, hand-held electro-optical 3-dimensional position input devices for medical and industrial applications. In March 1995, the Company changed its name from Pixsys, Inc. to Image Guided Technologies, Inc.

REVENUE RECOGNITION AND WARRANTY

     Revenue is recognized upon shipment. The Company offers a one-year warranty on products sold. The costs of product warranties are accrued at the time sales are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.

INVENTORIES

     Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Cost includes materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives of two to five years.

CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost which approximates fair value.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash and short-term trade receivables and payables, approximate their fair values.

CONCENTRATION OF CREDIT RISK

     The majority of the Company's revenues during 1996 and 1995 resulted from sales of a single product which is used to determine the location of a surgical instrument in a three dimensional space. Customers accounting for 10% or more of total revenues during 1996 and 1995 are as follows:

                                                 1996       1995
                                                 ----       ----
              Customer A                          38%        19%
              Customer B                           8%        13%
              Customer C                          25%        38%
              Customer D                          12%         2%

     At December 31, 1996, 18%, 8%, 21% and 18% of accounts receivable were with customers A, B, C and D, respectively. At December 31, 1995, 25%, 6%, 60% and 0% of accounts receivable were with customers A, B, C and D, respectively.

EXPORT SALES

     The Company had export sales totaling approximately $1,601,000 and $450,000 for the years ended December 31, 1996 and 1995, respectively, principally to Germany, France and Canada.

PRO FORMA EARNINGS (LOSS) PER SHARE (UNAUDITED)

     Pro forma earnings (loss) per share (unaudited) is calculated by dividing net income (loss) by the weighted average number of shares of common stock and common stock equivalents (common stock issuable upon exercise of stock options and pro forma conversion of preferred stock) outstanding. Preferred stock which converted to common stock upon the Company's initial public offering is assumed to be converted to common stock for all periods presented. Common equivalent shares are not included in the per share calculation where the effect of their inclusion would be antidilutive, except that, in conformity with SEC requirements, common and common equivalent shares issued during the twelve-month period prior to the filing of the Company's initial public offering have been included in the calculation as if they were outstanding for all periods, using the treasury stock method and the initial public offering price of $5.00 per share.


2.   INVENTORIES

     Inventories are comprised of the following:

                                                     December 31,
                                               -----------------------
                                                 1996           1995
                                               --------       --------
     Raw materials                             $284,000       $211,000
     Work-in-process                             36,000          4,000
     Finished goods                             113,000          6,000
                                               --------       --------
                                                433,000        221,000
     Less allowance for obsolescence            (16,000)       (46,000)
                                               --------       --------
                                               $417,000       $175,000
                                               --------       --------
                                               --------       --------

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                     December 31,
                                               -----------------------
                                                 1996           1995
                                               ---------      --------
     Production equipment                      $ 205,000      $ 44,000
     Computer equipment                          104,000        55,000
     Demonstration equipment                      63,000        31,000
     Furniture and fixtures                       34,000        16,000
     Leasehold improvements                       20,000           ---
                                               ---------      --------
                                                 426,000       146,000
     Less accumulated depreciation              (145,000)      (55,000)
                                               ---------      --------
                                               $ 281,000      $ 91,000
                                               ---------      --------
                                               ---------      --------

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                     December 31,
                                               -----------------------
                                                 1996           1995
                                               --------       --------
     Employee accruals                         $141,000       $103,000
     Warranty reserves                           82,000         27,000
     Customer deposits                              ---        170,000
     Other accrued liabilities                   68,000         84,000
                                               --------       --------
        Total accrued liabilities              $291,000       $384,000
                                               --------       --------
                                               --------       --------

5.   NOTES PAYABLE

     The notes payable at December 31, 1995 consist of the following:

Notes payable to shareholders or shareholders' wholly-owned
  subsidiaries; interest at 11% per year...........................  $675,000
Note payable to related party; interest at 11% per year............   100,000
                                                                     --------
                                                                     $775,000
                                                                     --------
                                                                     --------

     During 1996, the Company used a portion of its net IPO proceeds to pay off the $775,000 notes payable and $114,000 of related interest expense.

6.   INCOME TAXES

     The components of the Company's deferred income tax assets and liabilities under FAS 109 are as follows:

                                                      December 31,
                                               --------------------------
                                                  1996           1995
                                               -----------    -----------
     Deferred tax assets
       Net operating loss carryforwards        $   900,000    $ 1,139,000
       Employee accruals                            53,000         15,000
       Warranty                                     31,000         11,000
       Allowance for doubtful accounts              22,000          9,000
       R&D credits                                  21,000         17,000
       Write-off of fixed assets                    19,000         20,000
       Depreciation and other                       14,000         33,000
                                               -----------    -----------
                                               $ 1,060,000    $ 1,244,000
       Valuation Allowance                      (1,060,000)    (1,244,000)
                                               -----------    -----------
          Net deferred tax asset                       ---            ---

     During 1996, the Company reduced its valuation allowance by $184,000 mainly due to the utilization of net operating loss carryforwards to offset current taxable income. The deferred tax asset has been reduced by a valuation allowance because management believes it is more likely than not that such benefits will not be realized.

     The following is a reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate:

                                                           December 31,
                                                        ------------------
                                                         1996       1995
                                                        -------    -------
     Federal income tax rate                             34.0 %     34.0 %
     State income tax, net of federal benefit             3.3 %      3.3 %
     Meals and entertainment                              1.0 %      ---
     Effect of net operating loss carryforwards
       and valuation allowance                          (38.3)%    (37.3)%
                                                        -----      -----
         Effective income tax rate                        ---        ---
                                                        -----      -----
                                                        -----      -----

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $2,413,000 which expire from 2007 to 2010.

     As a result of the sale of stock during 1994, certain changes in the Company's ownership occurred which limit the future rate of utilization of $1,404,000 of these net operating loss carryforwards. The utilization of the remaining $1,009,000 is not currently restricted. The Company also has R&D credits of approximately $55,000, a portion of which are subject to future limitations. The restricted net operating loss carryforwards and R&D credits have an annual limitation of $300,000. Future ownership changes may further limit the ability of the Company to realize its net operating loss carryforwards and R&D credits.

7.   SHAREHOLDERS' EQUITY

STOCK SPLIT

     In September 1996, the Company effected a four-for-five reverse stock split of the Company's common stock. All common stock and stock option amounts presented in these financial statements reflect the stock split.

COMMON STOCK

     At December 31, 1996, the Company has reserved an aggregate of 784,997 shares of its common stock for stock issuable upon exercise of outstanding options and warrants.

CONVERSION OF PREFERRED STOCK

     In conjunction with the Company's initial public offering on October 21, 1996, all of the Company's previously outstanding shares of Series A Convertible Preferred Stock were converted into shares of the Company's common stock.

STOCK OPTIONS AND WARRANTS

     The Company has authorized 640,000 options to be granted pursuant to its stock option plan. As of December 31, 1996, 19,117 options were available for grant under the plan. Options are generally granted at fair market value as determined by the Board of Directors at the date of grant and vest over a three-year period. At December 31, 1996, 383,510 options are exercisable.

     In conjunction with the Company's initial public offering, 125,000 warrants were issued to the underwriters during 1996. The warrants were issued at 115% of the initial public offering price.

     A summary of the changes in options and warrants during the two years ended December 31, 1996 is as follows:


                                                   Weighted Average              Weighted Average
                                        Warrants    Exercise Price     Options    Exercise Price
                                        --------   ----------------    -------   ----------------
     Outstanding December 31, 1994        22,240       $3.13           438,368          $1.34
       Granted                           310,000        1.25           248,312           1.25
       Exercised                             ---         ---           (13,328)          1.25
       Forfeited                             ---         ---           (37,800)          1.25
                                        --------                       -------
     Outstanding December 31, 1995       332,240        1.38           635,552           1.30
        Granted                          125,000        5.75            72,000           5.03
        Exercised                       (270,000)       1.25              (886)          1.25
        Forfeited                        (22,240)       3.13           (86,669)          1.25
                                        --------                       -------
     Outstanding December 31, 1996       165,000        4.66           619,997           1.74
                                        --------                       -------
                                        --------                       -------


     The weighted average fair value of the options granted during 1996 and 1995 is estimated at $5.03 and $1.25 per share, respectively. The average fair value of the warrants granted during 1996 is estimated at $5.00 and $1.25 per share, respectively.

     The following table summarizes information about exercisable stock options and warrants at December 31, 1996 and 1995:

                                                            Weighted Average
                                                Shares       Exercise Price
                                                -------     ----------------
     1996               Options                 383,510          $1.33
                        Warrants                 40,000           1.25
     1995               Options                 264,824           1.35
                        Warrants                332,240           1.38

     The following table summarizes information about stock options and warrants outstanding at December 31, 1996:

                          Range of                          Average
                          Exercise         Number          Remaining
                           Prices        Outstanding     Contract Life
                         ----------      -----------     -------------
     Options             $1.24-1.67        547,997           2.91
                          5.00-5.25         72,000           4.70
     Warrants                  1.25         40,000           4.00
                               5.75        125,000           4.00

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), issued in October 1995, established financial accounting and reporting standards for stock-based employee compensation plans. As permitted by SFAS 123, the Company elected to continue to use Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for its Stock Option Plan.

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as well as the vesting provisions under the Stock Option Plan, net income and earnings per share in 1996 and 1995 would have been reduced by approximately $154,000 and $66,000 or $.07 per share and $.04 per share, respectively. The options were valued on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 40.4% and 0.07% in 1996 and 1995, respectively; risk free interest rates of 4.8% for 1996 and 1995, expected terms of five years, and no dividend yield rate.

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital leases. Future minimum payments under the equipment lease are as follows:

     1997                                        $ 28,000
     1998                                          43,000
     1999                                          43,000
     2000                                          40,000
                                                 --------
     Total minimum lease payments                 154,000
       Less amounts representing interest         (30,000)
                                                 --------
     Present value of minimum lease payments      124,000
       Less current portion                       (28,000)
                                                 --------
     Total capital lease obligation              $ 96,000
                                                 --------
                                                 --------

     The Company also leases office space under a non-cancelable operating lease and the Company has required future minimum rental payments of $116,000, $121,000 and $10,000 for the years ended December 31, 1997, 1998, and 1999, respectively. A shareholder of the Company was an owner of the facility which was leased by the Company under a short-term cancelable lease which expired in February 1996. Rent expense for that facility under that lease for the years ended December 31, 1996 and 1995 were $10,000 and $49,000, respectively.

9.   SUBSEQUENT EVENTS

     The Company's second largest customer in 1996, Sofamor Danek, has recently informed the Company that it will begin production of its own optical localizer in late March or early April 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about April 24, 1997. Executive officers of the Company are listed on page 6 of this form 10-KSB.


ITEM 10. EXECUTIVE COMPENSATION.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about April 24, 1997.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about April 24, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about April 24, 1997.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

          Exhibit
           Number                          Description of Document
          -------                          -----------------------
            1.1     Form of Underwriting Agreement.*

            3.1 Amended and Restated Articles of Incorporation of the Company and Articles of Amendment and Certificate of Correction thereto.*

            3.2     Bylaws of the Company.*

            4.1     Specimen Common Stock Certificate.*

           10.1 1994 Stock Option Plan of the Company, as amended, and after the Company's December 1994 four-for-one stock split.*

           10.2     1997 Stock Option Plan of the Company.**

           10.3 Registration Rights Agreement dated as of July 1994 among the Company and holders of previously issued (and converted) Series A Preferred Stock.*

           10.4 Form of Promissory Notes payable by the Company to each of the Company's Lenders and form of Extension Agreements thereto.*

           10.5 Form of Security Agreement between the Company and each of the Company's Lenders.*

           10.6 Form of Stock Purchase Warrants issued by the Company to each of the Company's Lenders.*

           10.7 OEM Agreement dated as of April 25, 1996, between the Company and DeeMed International.*

           10.8 Strategic Alliance Agreement dated as of February 27, 1995, between the Company and Surgical Navigation Technologies, Inc. and letters regarding termination of such agreement.*

           10.9 Equipment Lease Agreement between the Company and Machinery Systems, Inc., for a refurbished Zeiss Coordinate Measuring Machine.*

           10.10 Commercial Industrial Lease dated January 11, 1996, between the Company and Life Investors Company of America.*

           10.11 Domestic Sales Representation Agreement dated December 21, 1993, between the Company and Sandab, Inc.*

           10.12 Employment Agreement between the Company and Paul L. Ray, and amendment thereto.*

           10.13 Employment Agreement between the Company and Robert E. Silligman.*

           10.14    Employment Agreement between the Company and Waldean A.
                    Schulz.*

           10.15    Employment Agreement between the Company and Jeffrey J.
                    Hiller.*

           10.16    Lease between the Company and Raycon Properties.*

           10.17    Form of Representative's Warrants.*

           10.18 License Agreement dated as of August 1, 1996, between the Company and Vexcel Corporation.*

           10.19 OEM Purchase Agreement dated August 6, 1996, between the Company and Radionics Software Applications, Inc.*

           27.1     Financial Data Schedule.

-------------------
   * Incorporated by reference from the Company's Registration Statement on Form SB-2 (SEC File No. 333-09103).

  ** Incorporated by reference, when filed, from the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about April 24, 1997.

(b)  Form 8-K Reports

The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IMAGE GUIDED TECHNOLOGIES, INC.


March 13, 1997                         By:       /s/  PAUL L. RAY
                                          -----------------------------------
                                          Paul L. Ray
                                          Chairman of the Board and Chief
                                            Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 13, 1997                            /s/  PAUL L. RAY
                                          -------------------------------------
                                          Paul L. Ray
                                          Chairman of the Board and Chief
                                          Executive Officer

March 13, 1997                            /s/  JEFFREY J. HILLER
                                          -------------------------------------
                                          Jeffrey J. Hiller
                                          Vice President and Chief Financial
                                          Officer (Principal Accounting Officer)

March 13, 1997                            /s/  ROBERT E. SILLIGMAN
                                          -------------------------------------
                                          Robert E. Silligman
                                          President and Chief Operating Officer

March 13, 1997                            /s/  WALDEAN SCHULZ
                                          -------------------------------------
                                          Waldean Schulz
                                          Director and Chief Technical Officer

March 13, 1997                            /s/  RONALD W. ALM
                                          -------------------------------------
                                          Ronald W. Alm
                                          Controller

March 13, 1997                            /s/  ROBERT HAMILTON
                                          -------------------------------------
                                          Robert Hamilton
                                          Director

March 13, 1997                            /s/  RAY HAUSER
                                          -------------------------------------
                                          Ray Hauser
                                          Director

March 13, 1997                            /s/  DAVID SENGPIEL
                                          -------------------------------------
                                          David Sengpiel
                                          Director

March 13, 1997                            /s/  WILLIAM O'CONNOR
                                          -------------------------------------
                                          William O'Connor
                                          Director