Form 10QSB
period 1997-03-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1997-05-14
CIK 1019656

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC  20549

                                     FORM 10-QSB

(Mark One)

[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1997
                                       --------------

                                          or

[ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ___________________ to __________________

            Commission file number: 001-12189

                        IMAGE GUIDED TECHNOLOGIES, INC.
                    (Exact name of small business issuer as
                           specified in its charter)

                       COLORADO                            84-1139082
            (State or other jurisdiction                 (IRS Employer
         of incorporation or organization)            Identification No.)

       5710-B FLATIRON PARKWAY, BOULDER, CO                  80301
     (Address of principal executive offices)             (Zip Code)

                                  (303) 447-0248
              (Registrant's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes /X/   No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,106,024 shares of common stock, no par value, were outstanding on April 25, 1997.

Transitional Small Business Disclosure Format (check one); Yes / /   No  /X/

                               Table of Contents

Part Item                                                                       Page
---- ----                                                                       ----
I        FINANCIAL INFORMATION

     1.    Financial Statements
            Balance Sheet -- March 31, 1997                                          1
            Statements of Operations -- Three Months Ended March 31, 1997 and 1996   2
            Statements of Cash Flows -- Three Months Ended March 31, 1997 and 1996   3
            Notes to Financial Statements                                            4

     2.    Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations                             4
            Liquidity and Capital Resources                                           5
            Forward-Looking Statements                                                5
            Other Matters                                                             8

II       OTHER INFORMATION

     1.    Legal Proceedings                                                          8

     2.    Changes in Securities                                                      8

     3.    Defaults Upon Senior Securities                                            8

     4.    Submission of Matters to a Vote of Security Holders                        8

     5.    Other Information                                                          8

     6.    Exhibits and Reports on Form 8-K                                           8

                           PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                           IMAGE GUIDED TECHNOLOGIES, INC.
                                    BALANCE SHEET
                                    MARCH 31, 1997
                                     (Unaudited)


ASSETS

  Current assets:
    Cash and cash equivalents                                    $ 4,719,000
    Accounts receivable, net of allowance for doubtful
      accounts of $61,000 at March 31, 1997                          824,000
    Inventories, net                                                 436,000
    Other current assets                                             121,000
                                                                 -----------
        Total current assets                                       6,100,000
Property and equipment, net of accumulated depreciation of
  $178,000 at March 31, 1997                                         299,000
Other assets                                                          16,000
                                                                 -----------
        Total assets                                             $ 6,415,000
                                                                 -----------
                                                                 -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                             $   224,000
    Accrued liabilities                                              224,000
    Current portion of capital lease obligation                       32,000
                                                                 -----------
        Total current liabilities                                    480,000
Capital lease obligation                                              88,000
                                                                 -----------
        Total liabilities                                            568,000
                                                                 -----------
Commitments and contingencies

Shareholders' equity
  Common Stock, no par value; 10,000,000 shares authorized;
    3,106,024 shares issued and outstanding at March 31, 1997      8,798,000
Accumulated deficit                                               (2,951,000)
                                                                 -----------
        Total shareholders' equity                                 5,847,000
                                                                 -----------
          Total liabilities and shareholders' equity             $ 6,415,000
                                                                 -----------
                                                                 -----------


  The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                1997               1996
                                             ----------          --------

Revenue                                      $1,172,000          $736,000
Cost of goods sold                              554,000           279,000
                                             ----------          --------
Gross profit                                    618,000           457,000
                                             ----------          --------
Operating expenses:
  Research and development                      191,000           153,000
  Selling and marketing                         161,000           116,000
  General and administrative                    255,000           119,000
                                             ----------          --------
      Total operating expenses                  607,000           388,000
                                             ----------          --------
Operating income                                 11,000            69,000
Other income (expense):
  Interest and other expense                     (4,000)          (24,000)
  Interest and other income                      68,000             2,000
                                             ----------          --------
Net income                                   $   75,000          $ 47,000
                                             ----------          --------
                                             ----------          --------
Earnings per share                           $     0.02
Weighted average common shares
  outstanding                                 3,609,054
Pro forma earnings per share                                     $   0.02
Pro forma weighted average common shares
  outstanding                                                   1,973,207


  The accompanying notes are an integral part of these financial statements.

                       IMAGE GUIDED TECHNOLOGIES, INC.
                           STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                            Three Months Ended March 31,
                                                            ----------------------------
                                                                 1997          1996
                                                            ------------    ------------
OPERATING ACTIVITIES:
Net income                                                    $   75,000    $  47,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                    33,000       16,000
  Provision for doubtful accounts                                  4,000       10,000
  Allowance for inventory obsolescence                            19,000        7,000
  Changes in operating assets and liabilities:
    Accounts receivable                                         (305,000)     158,000
    Inventories                                                  (38,000)    (197,000)
    Other current assets                                         (16,000)     (25,000)
    Other assets                                                     ---      (12,000)
    Accounts payable                                            (170,000)      29,000
    Accrued liabilities                                          (67,000)     (19,000)
                                                              ----------    ---------
      Net cash provided by (used in) operating activities       (465,000)      14,000
                                                              ----------    ---------
INVESTING ACTIVITIES:
Additions to property and equipment                              (51,000)     (41,000)
                                                              ----------    ---------
      Net cash used in investing activities                      (51,000)     (41,000)
                                                              ----------    ---------
FINANCING ACTIVITIES:
Initial public offering expenses                                  (1,000)         ---
Principal payments on capital leases                              (4,000)         ---
                                                              ----------    ---------
      Net cash used in financing activities                       (5,000)         ---
                                                              ----------    ---------
Net decrease in cash and cash equivalents                       (521,000)     (27,000)
Cash and cash equivalents at beginning of period               5,240,000       32,000
                                                              ----------    ---------
Cash and cash equivalents at end of period                    $4,719,000    $   5,000
                                                              ----------    ---------
                                                              ----------    ---------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                 $    3,000    $   2,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease                               ---    $ 126,000





   The accompanying notes are an integral part of these financial statements.

Image Guided Technologies, Inc.
Notes to Financial Statements
(Unaudited)

1.  Basis of Presentation

     The accompanying financial statements of Image Guided Technologies, Inc. (the "Company") are unaudited. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Revenue increased by $436,000, or approximately 59%, to $1,172,000 for the three months ended March 31, 1997, as compared to $736,000 for the three months ended March 31, 1996. This increase was primarily due to greater demand for the Company's FlashPoint-Registered Trademark- 5000 and Pixsys-TM-5000 products.

      Cost of goods sold increased by $275,000, or approximately 99%, to $554,000 for the three months ended March 31, 1997, compared to $279,000 for the three months ended March 31, 1996. Cost of goods sold as a percentage of revenue increased to 47% for the three months ended March 31, 1997, as compared to 38% for the three months ended March 31, 1996. This increase in cost of goods sold was attributable to increased sales volume and the increase in cost of goods sold as a percentage of revenue was attributable to increased costs associated with improvements in the reliability and durability of certain components, as well as changes in the mix of products sold.

     Gross profit increased by $161,000, or approximately 35%, to $618,000 for the three months ended March 31, 1997, as compared to $457,000 for the three months ended March 31, 1996. This increase was primarily a result of sales into a new market segment, motion tracking.

     Research and development expenses increased by $38,000, or approximately 25%, to $191,000 for the three months ended March 31, 1997, compared to $153,000 for the three months ended March 31, 1996. This increase was principally due to the addition of engineering personnel and related expenses and to increased testing of product to meet regulatory requirements.

     Selling and marketing expenses increased by $45,000, or approximately 39%, to $161,000 for the three months ended March 31, 1997, as compared to $116,000 for the three months ended March 31, 1996. This increase was primarily attributable to the addition of personnel and related expenses, as well as expanded marketing activities to facilitate increases in revenue.

     General and administrative expenses increased by $136,000, or approximately 114%, to $255,000 for the three months ended March 31, 1997, as compared to $119,000 for the three months ended March 31, 1996. This increase was primarily attributable to the additional expenses necessary for a public company, increased salaries, and to additional personnel and associated costs.

     Operating income decreased by $58,000 to $11,000 for the three months ended March 31, 1997 compared to operating income of $69,000 for the three months ended March 31, 1996. This decrease was primarily attributable to increased costs associated with improvements in the reliability and durability of certain components used in manufacturing, the mix of products sold, the addition of personnel and associated costs, and the additional expenses necessary for a public company.

     Net other income (expense) increased by $86,000 to $64,000 for the three months ended March 31, 1997 from $(22,000) for the three months ended March 31, 1996. This change was primarily due to interest income on net proceeds from the initial public offering (the "IPO").

     As a result of the foregoing, net income increased to $75,000 for the three months ended March 31, 1997, compared to net income of $47,000 for the three months ended March 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     During the three months ended March 31, 1997, $465,000 in cash was used in operating activities, principally by increases in accounts receivable and inventories, decreases in accounts payable and accrued liabilities, and partially offset by increased net income. The Company used $51,000 in cash for investing activities during the three month period ended March 31, 1997 to purchase property and equipment. Also during the three month period ended March 31, 1997, $5,000 in cash was used in financing activities, principally for payments on a capital lease.

     As of March 31, 1997, the Company had working capital of $5,620,000, compared to working capital of $5,571,000 at December 31, 1996. The improvement in working capital was primarily the result of increases in accounts receivable and decreases in accounts payable and accrued liabilities.

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

     LIMITED HISTORY OF PROFITABILITY AND POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Prior to its fiscal year ending December 31, 1996, the Company had experienced significant operating losses. Its accumulated deficit was $2,951,000 at March 31, 1997 and $3,026,000 at December 31, 1996. While the
Company was profitable for the quarter ended March 31, 1997, there can be no assurance that the Company will consistently generate sufficient revenues to attain profitability on an annual basis. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's quarterly results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, and by increases in the costs of the components and subassemblies acquired by the Company from vendors.

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

     THE RISK OF PATENT INFRINGEMENT CLAIMS BROUGHT AGAINST THE COMPANY'S CUSTOMERS. There are a number of patents that utilize a localizer as part of their claimed inventions, several of which relate to the medical industry. One of the patents relating to the medical industry is the patent granted to St. Louis University (the "SLU Patent"), and subsequently licensed to Surgical Navigation Technologies, Inc. In general, the SLU Patent covers a particular technique for determining the position of a surgical probe within a patient's body on an historical image of that body. The Company is not in a position to evaluate whether its customers may be infringing the SLU Patent or any of the other patents. If any infringement claim is brought or threatened against any of the Company's customers, it could have a material adverse effect on orders of the Company's products from these customers.

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

     COMPETITION BY EXISTING COMPETITORS AND POTENTIAL NEW ENTRANTS INTO THE MARKETPLACE. The Company's primary competitor in the medical market currently is Northern Digital Inc. In addition, companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, than the Company may also enter the market. Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote substantially greater resources to the development, marketing and sale of their products than the Company. The Company's customers may develop their own localizers to ensure control over their localizer technology, to be able to differentiate their product or for other reasons. Furthermore, such competitors may develop technology other than that based on infrared optics that is more effective or economical than the technology of the Company in localizing a point in space.

     REGULATION BY THE FDA. Noncompliance with applicable requirements of the US Food and Drug Administration (the "FDA") can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for medical devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device.

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

OTHER MATTERS

     A former significant customer of the Company, Sofamor Danek, has chosen to utilize a localizer made by a competitor of the Company. In February 1997, the Company entered into a two-year product sales agreement with Carl Zeiss of Oberkochen, Germany, one of its current significant customers. Under the terms of this agreement, Carl Zeiss must purchase a minimum number of units per year to maintain its present pricing of the FlashPoint 5000 optical localizer. This agreement does not guarantee any specific number of units to be purchased by Carl Zeiss.


                         PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit
     Number                       Description of Document
     -------                      -----------------------
      10.10 Amendment dated March 7, 1997 to the Commercial Industrial Lease dated January 11, 1996, between the Company and Life Investors Insurance Company of America.
      10.20 Terms and Conditions of Sale Between the Company and Carl Zeiss dated 2/20/97.***
      27.1       Financial Data Schedule.

---------------------
***The Company has applied for confidential treatment with respect to portions of this exhibit.

(b) Form 8-K Reports

     The Company filed no reports on Form 8-K during the quarter ended March 31, 1997.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IMAGE GUIDED TECHNOLOGIES, INC.
                                     (Registrant)





                                  By: /s/ Paul L. Ray
May 12, 1997                         --------------------------------
                                     Paul L. Ray
                                     Chairman of the Board and
                                     Chief Executive Officer




                                  By: /s/ Jeffrey J. Hiller
May 12, 1997                         --------------------------------
                                     Jeffrey J. Hiller
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)