Form 10QSB
period 1997-06-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1997-08-14
CIK 1019656

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                 FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 1997

                                      or

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
    For the transition period from                  to
                                   ----------------    ----------------

    Commission file number: 001-12189

                       IMAGE GUIDED TECHNOLOGIES, INC.
                       -------------------------------
                   (Exact name of small business issuer as
                           specified in its charter)


          COLORADO                                    84-1139082
          --------                                    ----------
  (State or other jurisdiction                      (IRS Employer
of incorporation or organization)                 Identification No.)


  5710-B FLATIRON PARKWAY, BOULDER, CO                   80301
  ------------------------------------                   -----
(Address of principal executive offices)               (Zip Code)


                               (303) 447-0248
                               --------------
             (Registrant's telephone number including area code)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes __X__   No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,106,024 shares of common stock, no par value, were outstanding on July 30, 1997.

Transitional Small Business Disclosure Format (check one); Yes _____  No __X__

                              Table of Contents


PART ITEM                                                                 PAGE
---- ----                                                                 ----
I          FINANCIAL INFORMATION

      1.   Financial Statements
             Balance Sheet -- June 30, 1997                                 1
             Statements of Operations -- Three Months and Six Months
              Ended June 30, 1997 and 1996                                  2
             Statements of Cash Flows -- Six Months Ended June 30, 1997
              and 1996                                                      3
             Notes to Financial Statements                                  4

      2.   Management's Discussion and Analysis or Plan of Operation
            Financial Condition and Results of Operations                   4
            Liquidity and Capital Resources                                 6
            Forward-Looking Statements                                      6
            Other Matters                                                   9

II         OTHER INFORMATION

      1.   Legal Proceedings                                               10

      2.   Changes in Securities                                           10

      3.   Defaults Upon Senior Securities                                 10

      4.   Submission of Matters to a Vote of Security Holders             10

      5.   Other Information                                               10

      6.   Exhibits and Reports on Form 8-K                                10

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       IMAGE GUIDED TECHNOLOGIES, INC.
                                BALANCE SHEET
                                JUNE 30, 1997
                                 (Unaudited)

ASSETS
 Current assets:
  Cash and cash equivalents                                        $ 4,799,000
  Accounts receivable, net of allowance for doubtful accounts of
   $66,000 at June 30, 1997                                            948,000
  Inventories, net                                                     426,000
  Other current assets                                                  80,000
                                                                   -----------
   Total current assets                                              6,253,000
 Property and equipment, net of accumulated depreciation of
  $194,000 at June 30, 1997                                            350,000
 Other assets                                                           16,000
                                                                   -----------
     Total assets                                                  $ 6,619,000
                                                                   -----------
                                                                   -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                                 $   269,000
  Accrued liabilities                                                  223,000
  Current portion of capital lease obligation                           36,000
                                                                   -----------
   Total current liabilities                                           528,000
  Capital lease obligation                                              81,000
                                                                   -----------
   Total liabilities                                                   609,000
                                                                   -----------

 Commitments and contingencies

 Shareholders' equity
  Common Stock, no par value; 10,000,000 shares authorized;
  3,106,024 shares issued and outstanding at June 30, 1997           8,798,000
 Accumulated deficit                                                (2,788,000)
                                                                   -----------
   Total shareholders' equity                                        6,010,000
                                                                   -----------
    Total liabilities and shareholders' equity                     $ 6,619,000
                                                                   -----------
                                                                   -----------

  The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

                              STATEMENT OF OPERATIONS
                                    (Unaudited)

                                        Three Months Ended           Six Months Ended
                                             June 30,                    June 30,
                                   -------------------------     -------------------------
                                       1997           1996          1997           1996
                                   ----------     ----------     ----------     ----------
Revenue                            $1,324,000     $1,011,000     $2,496,000     $1,747,000
Cost of goods sold                    560,000        455,000      1,114,000        734,000
                                   ----------     ----------     ----------     ----------
Gross profit                          764,000        556,000      1,382,000      1,013,000
                                   ----------     ----------     ----------     ----------
Operating expenses:
  Research and development            222,000        160,000        414,000        300,000
  Selling and marketing               157,000        109,000        318,000        225,000
  General and administrative          270,000        192,000        525,000        324,000
                                   ----------     ----------     ----------     ----------
      Total operating expenses        649,000        461,000      1,257,000        849,000
                                   ----------     ----------     ----------     ----------
Operating income                      115,000         95,000        125,000        164,000
Other income (expense):
  Interest and other expense           (8,000)       (20,000)       (12,000)       (44,000)
  Interest and other income            56,000          4,000        125,000          6,000
                                   ----------     ----------     ----------     ----------
Net Income                         $  163,000     $   79,000     $  238,000     $  126,000
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

Earnings per share                 $     0.05                    $     0.07
Weighted average common shares
  outstanding                       3,568,178                     3,576,169
Pro forma earnings per share                      $     0.04                    $     0.06
Pro forma weighted average
  common shares outstanding                        2,006,957                     2,241,588

  The accompanying notes are an integral part of these financial statements.

                           IMAGE GUIDED TECHNOLOGIES, INC.

                               STATEMENT OF CASH FLOWS
                                     (Unaudited)

                                                           Six Months Ended June 30,
                                                           -------------------------
                                                              1997           1996
                                                           ----------     ----------
OPERATING ACTIVITIES:
Net income                                                 $  238,000     $  126,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                 68,000         41,000
  Write-off of fixed assets                                     8,000            ---
  Provision for doubtful accounts                               9,000         17,000
  Allowance for inventory obsolescence                         30,000         (3,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                      (435,000)       (72,000)
    Inventories                                               (40,000)      (177,000)
    Other current assets                                       26,000        (82,000)
    Deposits                                                      ---        (12,000)
    Accounts payable                                         (125,000)        18,000
    Accrued liabilities                                       (69,000)       (10,000)
                                                           ----------     ----------
      Net cash used in operating activities                  (290,000)      (154,000)
                                                           ----------     ----------
INVESTING ACTIVITIES:
Additions to property and equipment                          (144,000)       (77,000)
                                                           ----------     ----------
      Net cash used in investing activities                  (144,000)       (77,000)
                                                           ----------     ----------
FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                         ---        337,000
Principal payments on capital leases                           (7,000)           ---
                                                           ----------     ----------
      Net cash provided by (used in) financing activities      (7,000)       337,000
                                                           ----------     ----------
Net increase (decrease) in cash and cash equivalents         (441,000)       106,000
Cash and cash equivalents at beginning of period            5,240,000         32,000
                                                           ----------     ----------
Cash and cash equivalents at end of period                 $4,799,000     $  138,000
                                                           ----------     ----------
                                                           ----------     ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                  $6,000         $5,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease                            ---       $126,000


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

    Certain reclassifications of the 1996 financial information have been made in order to conform to current year presentation.

2.  INVENTORIES

    Inventories are comprised of the following at June 30, 1997:


    Raw materials                                $272,000
    Work-in-process                               111,000
    Finished goods                                 89,000
                                                 --------
                                                  472,000
    Less allowance for obsolescence               (46,000)
                                                 --------
                                                 $426,000
                                                 --------
                                                 --------

3.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. If the provisions of SFAS No. 128 had been adopted on January 1, 1997, the basic earnings per share for the three and six months ended June 30, 1997 would be $0.05 and $0.08, respectively, and the diluted earnings per share for the three and six months ended June 30, 1997 would be $0.05 and $0.07, respectively. The pro forma basic earnings per share for the three and six months ended June 30, 1996 would be $0.06 and $0.09, respectively, and the pro forma diluted earnings per share for the three and six months ended June 30, 1996 would be $0.04 and $0.06, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenue increased by $313,000, or approximately 31%, to $1,324,000 for the three months ended June 30, 1997, as compared to $1,011,000 for the three months ended June 30, 1996. This increase was primarily due to greater demand for the Company's FlashPoint-Registered Trademark- 5000 and Pixsys-TM- 5000 products.

    Cost of goods sold increased by $105,000, or approximately 23%, to $560,000 for the three months ended June 30, 1997, compared to $455,000 for the three months ended June 30, 1996. Cost of goods sold as a percentage of revenue decreased to 42% for the three months ended June 30, 1997, as compared to 45% for the three months ended June 30, 1996. The increase in cost of goods sold was attributable to increased sales volume and the decrease in cost of goods sold as a percentage of revenue was attributable to changes in the mix of products sold.

    Research and development expenses increased by $62,000, or approximately 39%, to $222,000 for the three months ended June 30, 1997, compared to $160,000 for the three months ended June 30, 1996. This increase was principally due to the addition of engineering personnel and related expenses, increased testing of products to meet regulatory requirements and to increased product development.

    Selling and marketing expenses increased by $48,000, or approximately 44%, to $157,000 for the three months ended June 30, 1997, as compared to $109,000 for the three months ended June 30, 1996. This increase was primarily attributable to the addition of personnel and related expenses, as well as expanded marketing activities to facilitate increases in revenue.

    General and administrative expenses increased by $78,000, or approximately 41%, to $270,000 for the three months ended June 30, 1997, as compared to $192,000 for the three months ended June 30, 1996. This increase was primarily attributable to the additional expenses necessary for a public company, increased salaries, and to additional personnel and associated costs.

    Operating income increased by $20,000 to $115,000 for the three months ended June 30, 1997 compared to operating income of $95,000 for the three months ended June 30, 1996. This increase was primarily attributable to the mix of products sold.

    Net other income (expense) increased by $64,000 to $48,000 for the three months ended June 30, 1997 from $(16,000) for the three months ended June 30, 1996. This change was primarily due to interest income on net proceeds from the initial public offering (the "IPO").

    As a result of the foregoing, net income increased to $163,000 for the three months ended June 30, 1997, compared to net income of $79,000 for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Revenue increased by $749,000, or approximately 43%, to $2,496,000 for the six months ended June 30, 1997, as compared to $1,747,000 for the six months ended June 30, 1996. This increase was primarily due to greater demand for the Company's FlashPoint 5000 and Pixsys 5000 products.

    Cost of goods sold increased by $380,000, or approximately 52%, to $1,114,000 for the six months ended June 30, 1997, compared to $734,000 for the six months ended June 30, 1996. Cost of goods sold as a percentage of revenue increased to 45% for the six months ended June 30, 1997, as compared to 42% for the six months ended June 30, 1996. This increase in cost of goods sold was attributable to increased sales volume and the increase in cost of goods sold as a percentage of revenue was attributable to increased costs associated with improvements in the reliability and durability of certain components, as well as changes in the mix of products sold.

    Research and development expenses increased by $114,000, or approximately 38%, to $414,000 for the six months ended June 30, 1997, compared to $300,000 for the six months ended June 30, 1996. This increase was principally due to the addition of engineering personnel and related expenses, to increased testing of product to meet regulatory requirements and to increased product development.

    Selling and marketing expenses increased by $93,000, or approximately 41%, to $318,000 for the six months ended June 30, 1997, as compared to $225,000 for the six months ended June 30, 1996. This increase was primarily attributable to the addition of personnel and related expenses, as well as expanded marketing activities to generate increases in revenue.

    General and administrative expenses increased by $201,000, or approximately 62%, to $525,000 for the six months ended June 30, 1997, as compared to $324,000 for the six months ended June 30, 1996. This increase was primarily attributable to the additional expenses necessary for a public company, increased salaries, and to additional personnel and associated costs.

    Operating income decreased by $39,000 to $125,000 for the six months ended June 30, 1997 compared to operating income of $164,000 for the six months ended June 30, 1996. This decrease was primarily attributable to increased costs associated with improvements in the reliability and durability of certain components and to changes in the mix of products sold.

    Net other income (expense) increased by $151,000 to $113,000 for the six months ended June 30, 1997 from $(38,000) for the six months ended June 30, 1996. This change was primarily due to interest income on net proceeds from the IPO and to interest expense incurred in 1996 in connection with funds borrowed by the Company and paid off with a portion of the IPO proceeds.

    As a result of the foregoing, net income increased to $238,000 for the six months ended June 30, 1997, compared to net income of $126,000 for the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    As of June 30, 1997, the Company had working capital of $5,725,000, compared to working capital of $5,571,000 at December 31, 1996. The improvement in working capital was primarily the result of increases in accounts receivable and decreases in accounts payable and accrued liabilities.

    During the six months ended June 30, 1997, $290,000 in cash was used in operating activities, principally by increased accounts receivable and decreased accounts payable and accrued liabilities, all partially offset by net income. The Company used $144,000 in cash for investing activities during the six month period ended June 30, 1997 to purchase property and equipment. Also during the six month period ended June 30, 1997, $7,000 in cash was used in financing activities for principal payments on a capital lease.

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

    LIMITED HISTORY OF PROFITABILITY AND POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Prior to its fiscal year ending December 31, 1996, the Company had experienced significant operating losses. Its accumulated deficit was $2,788,000 at June 30, 1997 and $3,026,000 at December 31, 1996. While the
Company was profitable for the quarter ended June 30, 1997, there can be no assurance that the Company will consistently generate sufficient revenues to attain profitability on an annual basis. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's quarterly results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, and by increases in the costs of the components and subassemblies acquired by the Company from vendors.

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

    THE COMPANY'S ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. The Company has one patent that covers a use of its FlashPoint optical localizer and one patent on a method for instrument identification. In addition, the Company relies on a combination of trade secret and copyright laws, together with nondisclosure agreements to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for the Company's intellectual property rights, that disputes with respect to the ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or that third parties will not assert intellectual property infringement claims against the Company. The Company believes that the manufacture and sale of its FlashPoint localizer does not infringe the SLU Patent, since a localizer is only a component part in the system patented by SLU and since the Company's FlashPoint localizer has substantial non-infringing uses. Moreover, there can be no assurance that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged (including, without limitation, on the basis of the SLU Patent or other patents), or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

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

OTHER MATTERS

    In June 1997, the Company entered into a three-year product sales agreement with Nu-Tech, Inc. (d.b.a. Brewco 360DEG. Collision Repair Systems) of Central City, Kentucky, one of its current significant customers. Under the terms of this agreement, Brewco must purchase a minimum number of units per year to maintain its preferred pricing of the Pixsys optical localizer. This agreement does not guarantee any specific number of units to be purchased by Brewco.

    The Company anticipates greater spending on research and development and selling and marketing activities for the foreseeable future. This spending could adversely effect operating income.

                             PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    None.


ITEM 2. CHANGES IN SECURITIES

    None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Annual Meeting of Shareholders of Image Guided Technologies, Inc. was held on April 24, 1997. The first matter voted on by the shareholders was the election of the Board of Directors, with the following results: Paul L. Ray, 2,707,496 votes for and 4,200 votes withheld; Waldean A. Schulz, 2,710,696 votes for and 1,000 votes withheld; Ray L. Hauser, 2,710,696 votes for and 1,000 votes withheld; Clifford F. Frith, 2,710,696 votes for and 1,000 votes withheld; David
G. Sengpiel, 2,707,496 votes for and 4,200 votes withheld; Robert T. Hamilton, 2,707,496 votes for and 4,200 votes withheld; and William O'Connor, 2,706,496 votes for and 5,200 votes withheld.

    The second matter considered was the adoption of the Image Guided Technologies, Inc. 1997 Stock Option Plan. Results of the voting were 2,110,843 votes for, 23,120 votes against, 1,250 votes abstained and 576,483 broker non votes.

    The last matter considered was the ratification of the appointment of Price Waterhouse LLP as auditors for the Company for the fiscal year ending
December 31, 1997. Results of the voting were 2,708,196 votes for, 2,000 votes against and 1,500 votes abstained.


ITEM 5. OTHER INFORMATION

    None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
      NUMBER   DESCRIPTION OF DOCUMENT
      ------   -----------------------
       10.21   OEM Agreement Between Nu-Tech, Inc. and the Company dated
               6/7/97.***
       10.22   Escrow Agreement in Relation with the OEM Agreement Between
               Nu-Tech, Inc. and the Company.***
       27.1    Financial Data Schedule.

-------------------------
***The Company has applied for confidential treatment with respect to portions of this exhibit.

(b) Form 8-K Reports

    The Company filed no reports on Form 8-K during the quarter ended June 30, 1997.

                                      Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           IMAGE GUIDED TECHNOLOGIES, INC.
                                     (Registrant)




                                   By: /s/ PAUL L. RAY
                                      -----------------------------------
August 14, 1997                       Paul L. Ray
                                      Chairman of the Board and Chief
                                      Executive Officer







                                   By: /s/ JEFFREY J. HILLER
                                      -----------------------------------
August 14, 1997                       Jeffrey J. Hiller
                                      Vice President and Chief Financial Officer
                                      (Principal Accounting Officer)