Form 10QSB
period 1997-09-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1997-11-13
CIK 1019656

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC  20549

                                  FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 1997

                                      or

[  ]   TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from __________________ to ____________________

              Commission file number: 001-12189

                        IMAGE GUIDED TECHNOLOGIES, INC.
                   ---------------------------------------
                   (Exact name of small business issuer as
                          specified in its charter)



                 COLORADO                              84-1139082
  ---------------------------------                -------------------
     (State or other jurisdiction                     (IRS Employer
  of incorporation or organization)                Identification No.)




      5710-B FLATIRON PARKWAY, BOULDER, CO               80301
    ----------------------------------------           ----------
    (Address of principal executive offices)           (Zip Code)


                                 (303) 447-0248
             ---------------------------------------------------
             (Registrant's telephone number including area code)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No
          ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,114,112 shares of common stock, no par value, were outstanding on October 31, 1997.

Transitional Small Business Disclosure Format (check one); Yes     No  X
                                                               ---    ---

                               Table of Contents


Part  Item                                                                Page
----  ----                                                                ----

 I          FINANCIAL INFORMATION

       1.   Financial Statements
             Balance Sheet -- September 30, 1997                            1
             Statements of Operations -- Three Months and
              Nine Months Ended September 30, 1997 and 1996                 2
             Statements of Cash Flows -- Nine Months Ended
              September 30, 1997 and 1996                                   3
             Notes to Financial Statements                                  4

       2.   Management's Discussion and Analysis or Plan of Operation
             Financial Condition and Results of Operations                  4
             Liquidity and Capital Resources                                6
             Forward-Looking Statements                                     6
             Other Matters                                                  9

 II         OTHER INFORMATION

       1.   Legal Proceedings                                              10

       2.   Changes in Securities and Use of Proceeds                      10

       3.   Defaults Upon Senior Securities                                11

       4.   Submission of Matters to a Vote of Security Holders            11

       5.   Other Information                                              11

       6.   Exhibits and Reports on Form 8-K                               11

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        IMAGE GUIDED TECHNOLOGIES, INC.

                                BALANCE SHEET

                             SEPTEMBER 30, 1997
                                  (Unaudited)

ASSETS
   Current assets:
      Cash and cash equivalents                                      $ 4,729,000
      Accounts receivable, net of allowance for doubtful accounts
       of $71,000 at September 30, 1997                                  986,000
      Inventories, net                                                   416,000
      Other current assets                                                96,000
                                                                     -----------
       Total current assets                                            6,227,000
  Property and equipment, net of accumulated depreciation of
       $232,000 at September 30, 1997                                    363,000
  Other assets                                                            16,000
                                                                     -----------
         Total assets                                                $ 6,606,000
                                                                     -----------
                                                                     -----------

 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                                $   281,000
     Accrued liabilities                                                 224,000
     Current portion of capital lease obligation                          40,000
                                                                     -----------
       Total current liabilities                                         545,000
   Capital lease obligation                                               73,000
                                                                     -----------
       Total liabilities                                                 618,000
                                                                     -----------

 Commitments and contingencies
 Shareholders' equity
   Common Stock, no par value; 10,000,000 shares authorized;
     3,114,112 shares issued and outstanding at September 30, 1997     8,771,000
   Accumulated deficit                                                (2,783,000)
                                                                     -----------
       Total shareholders' equity                                      5,988,000
                                                                     -----------
         Total liabilities and shareholders' equity                  $ 6,606,000
                                                                     -----------
                                                                     -----------


  The accompanying notes are an integral part of these financial statements.

                        IMAGE GUIDED TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                       Three Months Ended            Nine Months Ended
                                          September 30,                September 30,
                                    -------------------------     -------------------------
                                       1997           1996           1997           1996
                                    ----------     ----------     ----------     ----------
Revenue                             $1,333,000     $1,165,000     $3,829,000     $2,912,000
Cost of goods sold                     556,000        555,000      1,670,000      1,289,000
                                    ----------     ----------     ----------     ----------
Gross profit                           777,000        610,000      2,159,000      1,623,000
                                    ----------     ----------     ----------     ----------
Operating expenses:
  Research and development             372,000        155,000        786,000        456,000
  Selling and marketing                163,000        162,000        481,000        386,000
  General and administrative           300,000        172,000        825,000        496,000
                                    ----------     ----------     ----------     ----------
      Total operating expenses         835,000        489,000      2,092,000      1,338,000
                                    ----------     ----------     ----------     ----------
Operating income (loss)                (58,000)       121,000         67,000        285,000
Other income (expense):
  Interest and other expense            (1,000)       (22,000)       (12,000)       (66,000)
  Interest and other income             64,000          3,000        188,000          9,000
                                    ----------     ----------     ----------     ----------
Net Income                          $    5,000     $  102,000     $  243,000     $  228,000
                                    ----------     ----------     ----------     ----------
                                    ----------     ----------     ----------     ----------

Earnings per share                       $0.00                         $0.07
Weighted average common shares
  outstanding                        3,520,069                     3,549,047
Pro forma earnings per share                            $0.04                         $0.10
Pro forma weighted average
  common shares outstanding                         2,333,850                     2,324,943


  The accompanying notes are an integral part of these financial statements.

                        IMAGE GUIDED TECHNOLOGIES, INC.
                             STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                    Nine Months Ended September 30,
                                                                    -------------------------------
                                                                         1997           1996
                                                                     ------------    -----------
OPERATING ACTIVITIES:
Net income                                                            $  243,000     $  228,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation                                                           106,000         63,000
  Write-off of fixed assets                                                8,000            ---
  Provision for doubtful accounts                                         14,000         26,000
  Allowance for inventory obsolescence                                    48,000          2,000
  Changes in operating assets and liabilities:
    Accounts receivable                                                 (478,000)      (161,000)
    Inventories                                                          (47,000)      (196,000)
    Other current assets                                                   9,000         (4,000)
    Deposits                                                                 ---        (17,000)
    Accounts payable                                                    (113,000)       194,000
    Accrued liabilities                                                  (69,000)        10,000
                                                                      ----------     ----------
      Net cash provided by (used in) operating activities               (279,000)       145,000
                                                                      ----------     ----------

INVESTING ACTIVITIES:
Additions to property and equipment                                     (195,000)      (127,000)
                                                                      ----------     ----------
      Net cash used in investing activities                             (195,000)      (127,000)
                                                                      ----------     ----------

FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock                                    ---        337,000
Deferred public offering costs                                          (275,000)
Common stock repurchases                                                 (26,000)           ---
Principal payments on capital leases                                     (11,000)           ---
                                                                      ----------     ----------
      Net cash provided by (used in) financing activities                (37,000)        62,000
                                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents                    (511,000)        80,000
Cash and cash equivalents at beginning of period                       5,240,000         32,000
                                                                      ----------     ----------
Cash and cash equivalents at end of period                            $4,729,000     $  112,000
                                                                      ----------     ----------
                                                                      ----------     ----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                             $9,000          $9,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease                                       ---        $126,000



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

     Certain reclassifications of the 1996 financial information have been made in order to conform to current year presentation.

2.  Inventories

     Inventories are comprised of the following at September 30, 1997:


     Raw materials                                    $214,000
     Work-in-process                                   141,000
     Finished goods                                    120,000
                                                      --------
                                                       475,000
     Less allowance for obsolescence                   (59,000)
                                                      --------
                                                      $416,000
                                                      --------
                                                      --------

3.  Earnings per Share

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. If the provisions of SFAS No. 128 had been adopted on January 1, 1997, the basic earnings per share for the three and nine months ended September 30, 1997 would be $0.00 and $0.08, respectively, and the diluted earnings per share for the three and nine months ended September 30, 1997 would be $0.00 and $0.07, respectively. The pro forma basic earnings per share for the three and nine months ended September 30, 1996 would be $0.06 and $0.14, respectively, and the pro forma diluted earnings per share for the three and nine months ended September 30, 1996 would be $0.04 and $0.10, respectively.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenue increased by $168,000, or approximately 14%, to $1,333,000 for the three months ended September 30, 1997, as compared to $1,165,000 for the three months ended September 30, 1996. This increase was primarily due to greater demand for the Company's FlashPoint-Registered Trademark- 5000 and Pixsys-TM- 5000 products.

     Cost of goods sold was relatively unchanged at $556,000 for the three months ended September 30, 1997, compared to $555,000 for the three months ended September 30, 1996. Cost of goods sold as a percentage of revenue decreased to 42% for the three months ended September 30, 1997, as compared to 48% for the three months ended September 30, 1996. The decrease in cost of goods sold as a percentage of revenue was attributable to changes in the mix of products sold.

     Research and development expenses increased by $217,000, or approximately 140%, to $372,000 for the three months ended September 30, 1997, compared to $155,000 for the three months ended September 30, 1996. This increase was principally due to the addition of engineering personnel and related expenses, increased testing of products to meet regulatory requirements and to product development.

     Selling and marketing expenses were relatively unchanged at $163,000 for the three months ended September 30, 1997, as compared to $162,000 the three months ended September 30, 1996.

     General and administrative expenses increased by $128,000, or approximately 74%, to $300,000 for the three months ended September 30, 1997, as compared to $172,000 for the three months ended September 30, 1996. This increase was primarily attributable to the additional expenses necessary for a public company, increased salaries, and to additional personnel and associated costs.

     Operating income (loss) decreased by $179,000 to $(58,000) for the three months ended September 30, 1997 compared to operating income of $121,000 for the three months ended September 30, 1996. This decrease was primarily attributable to additional personnel and related expenses, increased testing of products, product development, and to the expenses necessary to operate as a public company.

     Net other income (expense) increased by $82,000 to $63,000 for the three months ended September 30, 1997 from $(19,000) for the three months ended September 30, 1996. This change was primarily due to interest income on net proceeds from the initial public offering (the "IPO").

     As a result of the foregoing, the Company recognized net income of $5,000 for the three months ended September 30, 1997, compared to net income of $102,000 for the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Revenue increased by $917,000, or approximately 31%, to $3,829,000 for the nine months ended September 30, 1997, as compared to $2,912,000 for the nine months ended September 30, 1996. This increase was primarily due to greater demand for the Company's FlashPoint 5000 and Pixsys 5000 products.

     Cost of goods sold increased by $381,000, or approximately 30%, to $1,670,000 for the nine months ended September 30, 1997, compared to $1,289,000 for the nine months ended September 30, 1996. This increase in cost of goods sold was attributable to increased sales volume. Cost of goods sold as a percentage of revenue was unchanged at 44% for the nine months ended
September 30, 1997 and September 30, 1996.

     Research and development expenses increased by $330,000, or approximately 72%, to $786,000 for the nine months ended September 30, 1997, compared to $456,000 for the nine months ended September 30, 1996. This increase was principally due to the addition of engineering personnel and related expenses, to increased testing of product to meet regulatory requirements and to product development.

     Selling and marketing expenses increased by $95,000, or approximately 25%, to $481,000 for the nine months ended September 30, 1997, as compared to $386,000 for the nine months ended September 30, 1996. This increase was primarily attributable to the addition of personnel and related expenses, as well as expanded marketing activities to generate increases in revenue.

     General and administrative expenses increased by $329,000, or approximately 66%, to $825,000 for the nine months ended September 30, 1997, as compared to $496,000 for the nine months ended September 30, 1996. This increase was primarily attributable to the additional expenses necessary for a public company, increased salaries, and to additional personnel and associated costs.

     Operating income decreased by $218,000 to $67,000 for the nine months ended September 30, 1997 compared to operating income of $285,000 for the nine months ended September 30, 1996. This decrease was primarily attributable to additional personnel and related expenses, increased testing of products, product development, and to the expenses necessary to operate as a public company.

     Net other income (expense) increased by $233,000 to $176,000 for the nine months ended September 30, 1997 from $(57,000) for the nine months ended September 30, 1996. This change was primarily due to interest income on net proceeds from the IPO and to interest expense incurred in 1996 in connection with funds borrowed by the Company and paid off with a portion of the IPO proceeds.

     As a result of the foregoing, net income increased to $243,000 for the nine months ended September 30, 1997, compared to net income of $228,000 for the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had working capital of $5,682,000, compared to working capital of $5,571,000 at December 31, 1996. The improvement in working capital was primarily the result of increases in accounts receivable and decreases in accounts payable and accrued liabilities.

     During the nine months ended September 30, 1997, $279,000 in cash was used in operating activities, principally by increased accounts receivable and decreased accounts payable and accrued liabilities, all partially offset by net income. The Company used $195,000 in cash for investing activities during the nine month period ended September 30, 1997 to purchase property and equipment. Also during the nine month period ended September 30, 1997, $37,000 in cash was used in financing activities for principal payments on a capital lease and for payments to repurchase shares of the Company's common stock.

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

     LIMITED HISTORY OF PROFITABILITY AND POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Prior to its fiscal year ending December 31, 1996, the Company had experienced significant operating losses. Its accumulated deficit was $2,783,000 at September 30, 1997 and $3,026,000 at December 31, 1996. While
the Company was profitable for the quarter ended September 30, 1997, there can be no assurance that the Company will consistently generate sufficient revenues to attain profitability on an annual basis. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter.
The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's quarterly results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, and by increases in the costs of the components and subassemblies acquired by the Company from vendors.

     DEPENDENCE ON A FEW CUSTOMERS. Of the Company's customer base, relatively few are large. None of these large customers has entered into any long term minimum purchase agreements with the Company. The loss of, or substantial diminution of purchases from the Company by, any of these customers could have a material adverse effect on the Company.

     THE COMPANY'S DEPENDENCE ON A SINGLE TYPE OF PRODUCT. All the Company's revenues are derived from sales of its optical localizers (including parts). Although the Company is currently seeking to expand the markets for its localizers, there can be no assurance that it will be successful.

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

                         PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

     None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     The Company filed an SB-2 registration statement with the SEC effective October 21, 1996. The commission file number assigned to this registration is 1-12189. This offering was underwritten by Hampshire Securities Corporation and closed on October 21, 1996. The Company registered shares of Common Stock and underwriter's Warrants (Warrants to purchase up to 125,000 shares of Common Stock). All shares of Common Stock registered (except for the shares underlying the underwriter's Warrants) and the underwriter's Warrants were sold.

     The following table lists information regarding the Company's securities titled Common Stock, no par value (except for the shares underlying the underwriter's Warrants):

                                                             For the account
                                         For the account      of any selling
                                          of the issuer     security holder(s)
                                         ---------------    ------------------
Amount registered                           1,437,500              none
Aggregate price of
  offering amount registered               $7,188,000              none
Amount sold                                 1,437,500              none
Aggregate offering price
  of amount sold                           $7,188,000              none


     The following table lists an estimate of the amount of expenses incurred in connection with the issuance and distribution of the securities registered:

                                          Direct or indirect payments to others*
                                          --------------------------------------
Underwriting discounts and commissions                 $  719,000
Finder's Fees                                                 ---
Expenses paid to or for underwriters                      250,000
Other expenses                                            532,000
                                                       ----------
Total expenses                                         $1,501,000
                                                       ----------
                                                       ----------

* There were no direct or indirect payments to directors, officers, or to persons owning ten percent or more of any class of equity securities of the Company.

     The net offering proceeds to the Company after the total expenses above were approximately $5,687,000.

     The following table lists an estimate of the amount of net offering proceeds used from October 21, 1996 through September 30, 1997 for the following purposes:

                                         Direct or indirect payments to others*
                                         --------------------------------------
Construction of plant, building and
 facilities                                            $      ---
Purchase and installation of machinery
 and equipment                                            117,000

Purchase of real estate                                       ---

Acquisition of other business(es)                             ---

Repayment of indebtedness                                 889,000

Working capital                                         1,610,000

Short-term temporary investments                        1,491,000

Research and development                                  901,000

Marketing and technical support                           679,000


* There were no direct or indirect payments to directors, officers, or to persons owning ten percent or more of any class of equity securities of the Company.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    Exhibit
    Number               Description of Document
    -------              -----------------------
     27.1                Financial Data Schedule.
---------------------

(b) Form 8-K Reports

     The Company filed no reports on Form 8-K during the quarter ended September 30, 1997.

                                  Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        IMAGE GUIDED TECHNOLOGIES, INC.
                                 (Registrant)




                                       By:    /s/ Paul L. Ray
                                          ----------------------------------
November 13, 1997                             Paul L. Ray
                                              Chairman of the Board and
                                              Chief Executive Officer







                                       By:    /s/ Jeffrey J. Hiller
                                          ----------------------------------
November 13, 1997                             Jeffrey J. Hiller
                                              Vice President and Chief
                                              Financial Officer
                                              (Principal Accounting Officer)