Form 10KSB
period 1997-12-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1998-04-14
CIK 1019656

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                    For the fiscal year ended December 31, 1997

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from _____________ to______________

                       Commission file number: 001-12189

                        IMAGE GUIDED TECHNOLOGIES, INC.
                 (name of small business issuer in its charter)

          COLORADO                                  84-1139082
          --------                                  ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

5710-B FLATIRON PARKWAY, BOULDER, CO                  80301
------------------------------------                  -----
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number: (303) 447-0248

Securities registered under Section 12(b) of the Exchange Act:

   Title of each class         Name of each exchange on which registered
   -------------------         -----------------------------------------
Common Stock, no par value              The Nasdaq SmallCap Market
                                        The Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether Image Guided Technologies, Inc. (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $5,713,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $7,957,000 as of March 19, 1998.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,693,822 shares of common stock, no par value, were outstanding on March 11, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Incorporated by reference into Part III of this report is the information contained in the Image Guided Technologies, Inc. Proxy Statement for the annual meeting of shareholders proposed to be held May 19, 1998, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997.

Transitional Small Business Disclosure Format (Check one):  Yes    ; No X
                                                               ----    ---


                               Table of Contents

       Item                                                               Page

Part I   1.    Description of Business                                       1

         2.    Description of Property                                       6

         3.    Legal Proceedings                                             7

         4.    Submission of Matters to a Vote of Security Holders           7

Part II  5.    Market for Common Equity and Related Stockholder Matters      7

         6.    Management's Discussion and Analysis or Plan of Operation     8

         7.    Financial Statements                                         13

Part III 8.    Changes In and Disagreements With Accountants on
                Accounting and Financial Disclosure                         29

         9.    Directors, Executive Officers, Promoters and Control
                Persons; Compliance With Section 16(a) of the Exchange
                Act.                                                        29

        10.    Executive Compensation                                       29

        11.    Security Ownership of Certain Beneficial Owners and
                Management                                                  29

        12.    Certain Relationships and Related Transactions               29

        13.    Exhibits and Reports on Form 8-K                             29

                             PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Image Guided Technologies, Inc. (the "Company") was incorporated in Colorado in 1990, and until December 1997, substantially all its revenues were derived from sales of 3D optical measurement devices ("optical localizers") manufactured at the Company's Boulder, Colorado facility (the Company's Boulder, Colorado operations are sometimes referred to as "IGT"). In December 1997, the Company purchased all the stock of Brimfield Precision, Inc. ("BPI"). BPI manufactures surgical instruments and implants.

     OPTICAL LOCALIZERS. IGT's optical localizers have both medical and industrial applications and typically consist of the following: a proprietary microprocessor-based control system, proprietary software to calculate the digital coordinate location of light emitting diodes ("LEDs"), a multi-camera array for detecting the LED emissions, a relative position dynamic reference device connected to the measured object, and a number of custom-manufactured LEDs mounted on the device or instrument to be tracked in 3D space.

     IGT's FlashPoint-Registered Trademark- localizer is a key component of the anatomical image display workstation used by physicians to perform image guided surgery, a specialty procedure in the field of minimally invasive surgery. When the FlashPoint localizer is combined with the imaging software provided by IGT's customers, the location of specially designed surgical instruments can be tracked in relation to the patient's anatomy during surgical procedures by display as an overlay on a magnetic resonance imaging ("MRI") or computerized tomography ("CT") image. IGT's Pixsys-TM- localizer is used in various industrial applications to measure the position or shape of objects in 3D space.

     SURGICAL INSTRUMENTS AND IMPLANTS. BPI is a contract manufacturer of stainless steel surgical instruments and titanium and cobalt-chrome implants for various medical supply companies. Its surgical instruments are used for implant procedures, minimally invasive surgery and other surgical procedures. The Company plans to combine IGT's expertise in image guided surgery with BPI's instrument manufacturing skills to develop, manufacture and market surgical instruments for image guided surgery.

     The Company's overall business strategy is to increase market share in its core markets and to acquire companies and/or licenses in related markets.


IMAGE GUIDED SURGERY


     In image guided surgery, a surgeon tracks the location of specially designed surgical instruments on the medical image (such as CT or MRI). Image guided surgery requires a method for registering (i.e., mapping) the points in the medical image onto the patient's anatomical physical space and a method for localizing (i.e., determining the position in 3D space) the surgical instrument. Knowing the exact position of the probe or pointer is key to the successful completion of a surgical procedure.

     Image guided surgery, by allowing the patient's CT, MRI or other medical image to be used as a map, provides the surgeon with a real-time visual representation of the surgical probe or pointing device on the interactive medical image. It allows the spatial position of the instrument to be tracked during the surgical procedure and to be displayed as an overlay on the medical image shown on the workstation. The medical image may either be historical (i.e., pre-operative), or real-time (i.e., intraoperative).

     Image guided surgery couples recent advances in imaging with the instruments used in the course of surgery. While image guided surgery has been most extensively used in neurosurgery, the Company anticipates that image guided surgery will provide benefits for ear, nose and throat surgery, needle biopsies, orthopedics (e.g., hip replacement surgery), maxillofacial surgery and radiosurgery.

PRODUCTS

     OPTICAL LOCALIZERS. The FlashPoint and Pixsys localizers consist of a number of LEDs used as markers mounted on a pointer device or surgical instrument, a relative position dynamic reference device (the "Dynamic Reference Frame"-Registered Trademark-) connected to the measured object (a patient in a medical application or a part in an industrial application), a multi-camera array for detecting the X, Y and Z positions of the LEDs, a proprietary microprocessor based control system, and a proprietary, internally developed, software package. IGT's optical localizer is an input subsystem providing real-time mathematical coordinates to a host computer. IGT's optical localizer determines the position of the hand-held probe or surgical instrument and the patient reference device by tracking the X, Y and Z coordinates of each infrared light emitting diode mounted on the probe or surgical instrument and reference device. It then communicates this position in the form of X, Y and Z coordinates to the host computer. Most localizer models sold by the Company are customized to satisfy customer requirements.

     IGT, in conjunction with custom fabricators and surgical instrument manufacturers, has provided various instruments, such as probes and pointers, containing LEDs and Dynamic Reference Frames as component parts to its optical localizers. For both medical and industrial applications, the LEDs are placed on the instrument, and the distance between the LED and the tip of the instrument is precisely calibrated. The medical instruments are designed to be reused on a limited basis, while an industrial instrument can normally be reused until it no longer fulfills its intended use. The Company plans to manufacture image guided instruments at its Brimfield facility.

     SURGICAL INSTRUMENTS AND IMPLANTS. BPI's instruments are used in implant procedures, minimally invasive surgery and other surgical procedures. BPI's implants are used in orthopedic, cardiovascular and dental procedures. BPI controls all aspects of the manufacturing process from machining through finishing, including in-house passivation and laser marking.


CUSTOMERS AND USE

     OPTICAL LOCALIZERS. IGT sells most of its optical localizers to original equipment manufacturers ("OEMs"). During 1997, approximately 81% of IGT's total revenues were derived from its six largest customers.

      IGT's FlashPoint product is used to determine the position in 3D space of the surgical probe or instrument. The FlashPoint 5000 medical optical localizer is a component currently being integrated into several medical devices. Sales of localizers and related components to medical customers constituted approximately 78% of IGT sales in 1997. Current medical customers and illustrative uses are set forth below.

CARL ZEISS, OBERKOCHEN, GERMANY. The Company's FlashPoint product is an integral and key component of the Zeiss Stereotactic System. By combining imaging diagnostic data with powerful computers, precision optics and finely crafted hand-held instrumentation, Zeiss has created a product enhancement to its operating microscope line.

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

SPINEX MEDICAL TECHNOLOGIES INC., MONTREAL, QUEBEC. Spinex has developed a spine motion diagnostic system which gives physical therapists and health insurance providers an accurate indication of the presence and extent of back injuries. The Company's FlashPoint system provides the motion tracking means for observing the patient.

     IGT's Pixsys product is used to determine the shape or position of an object by rapidly collecting a large number of points on the object's surface or locating a particular location on the object. Sales of localizers and related accessories to industrial customers constituted approximately 22% of IGT's sales in 1997. A key industrial customer and illustrative use is set forth below.

NU-TECH INDUSTRIES, INC. ("BREWCO"), CENTRAL CITY, KENTUCKY (A WHOLLY-OWNED SUBSIDIARY OF SNAP-ON INCORPORATED). In a variation of its standard product offering for automobile collision repair, Brewco has created the Wolf frame straightening system. The Wolf incorporates a Pixsys localizer into its system to measure the extent of damage caused by a collision and indicate to the system operator the progress of the straightening operation.

     SURGICAL IMPLANTS AND INSTRUMENTS. The two largest customers for surgical implants and instruments in 1997 were Johnson & Johnson and Exactech, which, when combined, represented approximately 50% of Brimfield's 1997 sales. Other significant BPI customers in 1997 were Encore Orthopedics, Xomed, Stryker, and Imagyn Medical Technologies.


MARKETING AND SALES

     IGT's marketing strategy focuses on selling its localizers to OEM customers. BPI is a contract manufacturer for medical supply companies. None of the Company's customers has entered into a long-term minimum purchase agreement with the Company. Accordingly, purchases from the Company by customers in any prior period may not be indicative of orders or purchases in any future period, and there can be no assurance that these companies will remain customers of the Company.


BACKLOG

     At December 31, 1997, the Company's backlog was approximately $3,658,000. Since backlog fluctuates depending on how customers order their products and over what period of time, the Company currently does not consider backlog to be a meaningful indicator of future sales.


COMPETITION

     IGT's primary competitor in the medical OEM localizer market is Northern Digital Inc. ("NDI"). NDI markets a localizer to the medical OEM marketplace named the Polaris, an infrared based optical localizer using two two-dimensional CCD cameras. Medical device companies have also developed their own optical localization devices for their image guided surgery systems. Companies have also attempted to use other systems as localization devices for medical applications.

     The competition for the contract manufacturing of implants and surgical instruments provided by BPI is, in general, from other machine shops that can manufacture product to a customer's design specifications.

     The methods of competition for the Company are in general based on price, quality and delivery.


MANUFACTURING AND SUPPLIERS

     IGT's localizer manufacturing activities primarily consist of assembling and testing components and subassemblies acquired from qualified vendors, as well as final assembly and testing of the Company's fully-configured systems. Components are generally available from several sources, although the order lead-time for the semi-custom isolated power supply used in the FlashPoint 5000 varies from four to six months.

     IGT uses a coordinate measurement machine ("CMM") to improve the calibration process for products being shipped to its customers. The CMM gives IGT a final calibration tool which is traceable to National Institute of Standards and Technology standards. The CMM system is also used by IGT for research and development projects.

     BPI's implants and surgical instruments manufacturing activities primarily consist of assembling components, machining high quality titanium and cobalt chrome alloys, or some combination thereof, and finishing the product to include passivation and laser marking. Raw materials are generally available from many suppliers.

     BPI manufactures orthopedic, dental and cardiovascular implants, instruments used in implant procedures, and minimally invasive instruments and mechanisms suitable for use through small incisions.

     BPI utilizes several types of high-technology machine tools in its manufacturing operations. Its computer numerically controlled ("CNC") machines are programmable milling and turning machines used to remove metal according to pre-programmed specifications. CNC machines typically require less machine operator time and produce less variation in the final product. Its electrical discharge machines ("EDMs") typically produce contoured shapes to very close manufacturing tolerances through programmed procedures. EDMs minimize the secondary finishing operations required on the final product. BPI also utilizes electron beam welding within a vacuum chamber to minimize weld contamination and assure quality welds on small parts.


INTELLECTUAL PROPERTY

     IGT's optical localizer is a complex measuring device. Its software contains elaborate mathematical modeling and its manufacture requires precise production and careful calibration. IGT primarily relies on a combination of trade secret and copyright laws, together with non-disclosure agreements, to establish and protect proprietary rights in its localizer.

     The Company currently has seven patents, four of which were acquired in the acquisition of BPI.

     U.S. Patent #5,198,877 is a non-contact, laser based, hand-held 3D localizer that allows the user to acquire simply and easily a multitude of points on the surface of an object or anatomy by sweeping a hand-held scanner over the desired target. This patent does not cover any product currently being sold by the Company. An application to reissue this patent has been filed which, if granted, may broaden its claims.

     U.S. Patent #5,617,857 describes a "smart" 3-D probe (such as a medical instrument) which contains a memory module which can store its serial number, calibration data, and similar information in a computer-readable form. The patent also provides for interchangeable tips or other workpieces which can be identified electronically.

     U.S. Patent #5,622,170 describes an optical system for determining the location and orientation of one object (such as a medical probe) relative to another object (such as a patient), where the first object has an invasive portion which is partially inside the second. A display device connected to a computer graphically indicates the location of a representation of the probe with respect to a model of the second object.

     U.S. Patent #4,499,899 issued in 1985 which describes a fiber-optic illuminated microsurgical scissors used in surgery to illuminate the surgical site so that the surgeon can more clearly see the site.

     U.S. Patent #4,770,174 issued in 1988 describes a rotary cutting scissors used for surgical procedures in which soft tissue needs to be cut. The inner blade rotates against the outer blade through the use of a unique helical drive mechanism.

     U.S. Patent #5,054,906 issued in 1991 describes an indirectly illuminating ophthalmological speculum used for opening the eyelids to permit access to the eye and for illuminating the eye. This device is primarily suited for procedures upon the surface of the eye.

     U.S. Patent #5,263,967 issued in 1993, which currently is subject to an interference claim, describes a medical instrument utilizing a dual action drive mechanism that actuates two jaws or blades that in turn move rotationally relative to each other and a center pivot point. This instrument is particularly useful in procedures performed through small incisions such as laparoscopy, arthroscopy and endoscopy.

GOVERNMENT REGULATION

     IGT's FlashPoint localizer is incorporated into medical devices that are subject to extensive regulation by the United States Food and Drug Administration (the "FDA") and corresponding foreign organizations in the countries to which the devices are exported. The FDA regulates the processes of design, manufacture, labeling, clinical testing, distribution and promotion of medical devices. Before a new device or significantly modified device can be introduced into the market, the manufacturer must generally obtain clearance through either the 510(k) premarket notification process or the more rigorous premarket approval application process. Medical device customers that incorporate the Company's products may be subject to regulation by the FDA.

     Medical devices which incorporate IGT products, and are sold into the European Union and other international markets, must comply with additional standards and regulations. Some of the compliance requirements include the European Economic Community Medical Device Directive (MDD), International Electrotechnical Commission (IEC), conformity assessment (CE MARK), and ISO9000/EN46001 guidelines.

     BPI is registered as an original equipment manufacturer and contract manufacturer with the FDA. The scope of BPI manufacturing includes FDA Class III Orthopedic Implants, and general surgical instrumentation. BPI is a certified ISO 9001 organization.

     IGT is currently preparing the necessary quality systems and controls to become certified at its Boulder, Colorado facility under the requirements of ISO 9001.


RESEARCH AND DEVELOPMENT

     For the fiscal years ended December 31, 1997 and 1996, the Company expended $1,098,000 and $618,000, respectively, on research and development activities. Some of the Company's customers may at times pay for research and development activities related to specific applications of the Company's localizer technology.

     IGT has developed core competencies in software development, mathematical modeling of the 3D measurement process, digital signal processing, circuit design, computer system integration and 3D optical sensor system development. Outside consultants and contract engineering are employed, when needed, for optical system design, surgical instrument development and safety engineering. IGT's engineers work closely with its OEMs to assist in the integration of IGT's products with customer systems and to identify new applications for IGT's products.

     IGT is currently developing a set of cordless instruments for use by its medical customers. These instruments should allow the surgeon greater freedom of movement and ease of use.

     In addition to improving functionality, IGT's product development engineering staff continues to refine the overall accuracy of its localizer. Improvements in the sensor array design, emitter technology, calibration and position calculation algorithms are expected to improve the accuracy of the system.

     BPI's research and development activities are generally paid for by the customer as part of its manufacturing activities for such customer.

     Although the Company intends to build upon, and expand its current technical competencies to introduce new products and product enhancements, it also intends to review compatible, complimentary technology for possible acquisition or licensing.


EMPLOYEES

     At December 31, 1997, the Company had 118 employees, of which 115 are full-time and 3 are part-time. 37 employees were employed at IGT and 81 at BPI.

EXECUTIVE OFFICERS OF REGISTRANT

Paul L. Ray, age 51                Chief Executive Officer and Chairman of the
                                   Board of the Company since January 1994;
                                   President of the Company from January 1994 through November 1995 and since March 1998;
                                   Director of the Company since 1992; Managing
                                   Partner and Director of Paradigm Partners,
                                   LLC, a venture investment company, from 1992 to January 1994.

William J. O'Connor, D.B.A.,
age 55 Vice President of the Company and Chief Operating Officer of the Boulder, Colorado operations since March 1998; Executive Vice President and Chief Operating Officer of Erbtec Engineering, Inc., a division of Colorado MEDtech, Inc., a medical electronics OEM company, from July 1995 through February 1998; Vice President of Sales and Marketing, Medgraphics, Inc., from July 1994 through June 1995; Senior Vice President of Sales and Marketing, Valleylab, Inc., a division of Pfizer, Inc., April 1989 through June 1994; Adjunct Professor of Marketing and Strategy, University of Phoenix, June 1994 through March 1998. Director of the Company since November 1996.

Waldean A. Schulz, Ph.D., age 52   Vice President of Technology and Secretary
                                   of the Company since December 1990; Founded the Company and served as its President from inception until December 1990; Director of the Company since 1990.

Jeffrey J. Hiller, age 45          Chief Financial Officer and Vice President
                                   of Finance of the Company from January 1994
                                   (CFO) and May 1994 (VP); Chief Financial
                                   Officer and Vice President of BI
                                   Incorporated, an electronic monitoring
                                   equipment company, from 1989 through 1993.

William G. Lyons, age 42           Director of the Company since December 1997;
                                   President, CEO and Chairman of Brimfield
                                   Precision, Inc. since 1995; served as
                                   President of Brimfield Precision, Inc. from
                                   1987 through 1995, and as Vice President and General Manager from 1981 through 1987.


ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases approximately 18,000 square feet within a 133,000 square foot multi-tenant facility in Boulder, Colorado, where it performs all development, manufacturing and marketing activities related to its optical localizers. The current lease has approximately two years remaining. In addition to base rent, the Company pays its pro-rata share of building operating expenses, insurance and taxes and its own utilities. Monthly base rent is as follows: $15,046 through March 1998, $15,709 from April 1998 through March 1999, and $16,406 from April 1999 through March 2000.

     BPI owns a manufacturing facility in Brimfield, Massachusetts containing approximately 30,000 square feet and leases approximately 14,000 square feet in a facility in Springfield, Massachusetts. The current lease for the Springfield facility has approximately 4 years remaining. In addition to base rent, BPI pays its pro-rata share of building operating expenses, taxes and utilities. Monthly base rent is $4,927 through December 2001.

ITEM 3. LEGAL PROCEEDINGS.

     BPI is a party to two lawsuits, which, while the outcome cannot be predicted with certainty, the Company's management expects will not have a materially adverse affect on the consolidated financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1997, no matters were submitted to a vote of security holders.


                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock was sold in its initial public offering ("IPO") on October 21, 1996 for $5.00 per share. The shares began trading immediately on the Nasdaq SmallCap Market under the symbol "IGTI" and on the Boston Stock Exchange under the symbol "IGK." The following table sets forth, for the quarters indicated, the range of high and low bid prices of the shares of the Company's common stock as reported by Nasdaq. Such bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                             HIGH            LOW
                                                            -------        -------
           1996
           Fourth quarter.........................          $  7.00        $  5.00

           1997
           First quarter...........................         $  7.00        $  5.50
           Second quarter........................           $  6.38        $  4.50
           Third quarter..........................          $  6.38        $  3.50
           Fourth quarter.........................          $  4.63        $  1.50

     No dividends were declared on the Company's Common Stock during the fiscal years ended December 31, 1997 and 1996. The Company expects that it will retain any available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of the Company.

     On February 27, the Company had approximately 754 shareholders of record.

     On December 12, 1997, the Company sold a total of 579,710 shares of its Common Stock to William G. Lyons and Matthew Lyons in connection with the Company's purchase from the two Lyons of all the stock of Brimfield Precision, Inc. ("BPI"). See "Management's Discussion and Analysis or Plan of Operation - Other Matters." Such shares were sold to the Lyons under the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. In connection with financing the acquisition of BPI, the Company issued a warrant for 160,000 shares of the Company's Common Stock to Imperial Bank and a warrant for 100,000 shares of the Company's Common Stock to Cruttenden Roth, Inc. Both Warrants have seven-year terms and are exercisable at $2.92 per share.

USE OF PROCEEDS

     The Company's first registration statement with the SEC was declared effective October 21, 1996. The commission file number assigned to this registration is 1-12189. The net offering proceeds to the Company after deducting the total expenses were approximately $5,687,000.

     The following table lists an estimate of the amount of net offering proceeds used from October 21, 1996 through December 31, 1997:

                                                     Direct or indirect payments to others*
                                                     --------------------------------------
     Construction of plant, building and facilities                 $      ---
     Purchase and installation of machinery and
       equipment                                                       150,000
     Purchase of real estate                                               ---
     Acquisition of other business(es)                                 800,000
     Repayment of indebtedness                                         889,000
     Working capital                                                 1,727,000
     Short-term temporary investments                                      ---
     Research and development                                        1,207,000
     Marketing and technical support                                   914,000
                                                                    ----------
       Total                                                        $5,687,000
                                                                    ----------
                                                                    ----------

* Except for approximately $373,000 of the $889,000 repayment of indebtedness, there were no direct or indirect payments to directors, officers, or to persons owning ten percent or more of any class of equity securities of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The following table sets forth for the periods indicated certain line items derived from the Company's statement of operations as a percentage of the Company's revenues.

                                                                Year Ended
                                                               December 31,
                                                           --------------------
                                                            1997           1996
                                                           ------        ------
     Revenue                                               100.0%        100.0%
     Cost of Goods Sold                                     46.5%         45.0%
                                                           ------        ------
              Gross Profit                                  53.5%         55.0%
                                                           ------        ------
     Operating Expenses:
              Research and Development                      19.2%         15.1%
              Selling and Marketing                         11.8%         13.6%
              General and Administrative                    20.8%         17.3%
                                                           ------        ------
                       Total Operating Expenses             51.8%         46.0%
                                                           ------        ------
     Income (Loss) from Operations                           1.7%          9.0%
     Other Income (Expense)                                  2.9%        (0.3)%
                                                           ------        ------
     Net Income (Loss)                                       4.6%          8.7%
                                                           ------        ------
                                                           ------        ------

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1997 AND 1996. Revenue increased by $1,633,000, or approximately 40%, to $5,713,000 for the year ended December 31, 1997, as compared to $4,080,000 for the year ended December 31, 1996. The increase was primarily due to the increased level of sales of the FlashPoint 5000 and Pixsys 5000 products.

     Cost of goods sold increased by $821,000, or approximately 45%, to $2,657,000 for the year ended December 31, 1997, compared to $1,836,000 for the year ended December 31, 1996. Cost of goods sold as a percentage of revenue increased to 47% for the year ended December 31, 1997, as compared to 45% for the year ended December 31, 1996. The increase in cost of goods sold was primarily attributable to the increase in the number of systems sold. The increase in cost of goods sold as a percentage of revenue was attributable to increased costs associated with improvements in the reliability and durability of certain components, as well as changes in the mix of products sold.

     Gross profit increased by $812,000, or approximately 36%, to $3,056,000 for the year ended December 31, 1997, compared to $2,244,000 for the year ended December 31, 1996. Such increase was principally a result of the increase in revenue.

     Research and development expenses increased by $480,000, or approximately 78%, to $1,098,000 for the year ended December 31, 1997, compared to $618,000 for the year ended December 31, 1996. This increase was principally due to the addition of engineering personnel and related expenses, to increased testing of product to meet regulatory requirements and to product development.

     Selling and marketing expenses increased by $121,000, or approximately 22%, to $675,000 for the year ended December 31, 1997, compared to $554,000 for the year ended December 31, 1996. This increase was primarily attributable to the addition of personnel and related expenses, as well as expanded marketing activities to generate increases in revenue.

     General and administrative expenses increased by $485,000, or approximately 69%, to $1,190,000 for the year ended December 31, 1997, compared to $705,000 for the year ended December 31, 1996. This increase was primarily attributable to the additional expenses necessary for a public company, increased salaries, additional personnel and associated costs, and to the incremental expenses due to the acquisition of BPI.

     Operating income decreased by $274,000 to $93,000 for the year ended December 31, 1997, compared to $367,000 for the year ended December 31, 1996. This decrease was primarily attributable to additional personnel and related expenses, increased testing of products, product development, and to the expenses necessary to operate as a public company.

     Net other income (expense) increased by $179,000 to $167,000 for the year ended December 31, 1997, compared to ($12,000) for the year ended December 31, 1996. This change was primarily due to interest income on net proceeds from the IPO and to interest expense incurred in 1996 in connection with funds borrowed by the Company and paid off with a portion of the IPO proceeds.

     As a result of the foregoing, net income decreased to $260,000 for the year ended December 31, 1997, compared to $355,000 for the year ended December 31, 1996.

     Income tax expenses were not recognized on the Company's 1997 operating income due to utilization of net operating losses generated in prior years. Income tax benefits were not recognized on the Company's 1996 pre-tax losses due to the uncertainty surrounding the future utilization of such net operating losses. As of December 31, 1997, the Company's net operating loss carryforwards were approximately $2,107,000 which expire from the years 2008 to 2010. The Company's ability to use the net operating loss carryforwards is limited due to certain changes in ownership which occurred in 1994 as defined by the Internal Revenue Code. Due to the Company's history of pre-tax losses and the uncertainty surrounding the timing of realizing the benefits of net operating loss carryforwards, the Company has placed a valuation allowance against its deferred tax assets. In reaching its determination of the need to provide a deferred tax valuation allowance, the Company considered all available evidence, both positive and negative, as well as the weight and importance given to such evidence. Specifically, the Company has completed only two profitable fiscal years and has an accumulated deficit of $2,766,000 at December 31, 1997. See Note 6 of Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During the year ended December 31, 1997, $378,000 in cash was used by operating activities, principally by increased accounts receivable and decreased accounts payable and accrued liabilities, all partially offset by net income. The Company used $8,234,000 in cash for investing activities during the year ended December 31, 1997 to purchase property and equipment and to acquire Brimfield Precision, Inc. See Note 10 of Notes to the Financial Statements. Also during the year ended December 31, 1997 $4,588,000 in cash was provided by debt incurred to acquire BPI, offset by payments on capital leases and debt.

     As of December 31, 1997, the Company had working capital of $2,197,000, compared to $5,571,000 at December 31, 1996. The decrease in working capital was primarily the result of cash used and debt incurred to purchase BPI.

     The Company anticipates making approximately $1,000,000 of capital purchases during 1998, and plans to finance these purchases using an equipment lease line of credit with BankBoston.

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") was issued. SFAS 130 establishes standards for the reporting of comprehensive income and its components. It requires all items that are required to be recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other income statement information. SFAS 130 is effective for financial statements for periods beginning after December 15, 1997. Reclassification of financial statements for earlier periods presented for comparative purposes is required upon adoption.

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in annual financial statements and in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997.

     The Company anticipates that the adoption of SFAS 130 and SFAS 131 will not have a significant affect on its 1998 financial statements.


OTHER MATTERS

     On October 24, 1996, the Company closed on its initial public offering ("IPO") of 1,437,500 shares of common stock, including a 187,500 share over-allotment purchase by the underwriters, at the IPO price of $5.00 per share. The offering resulted in gross proceeds of $7,187,500. The aggregate offering cost was approximately $1,500,000. A portion of the proceeds was used to retire approximately $889,000 of 11% secured notes and related interest.

     On December 12, 1997, the Company finalized the acquisition of all the outstanding stock of Brimfield Precision, Inc. ("BPI") for a purchase price of approximately $9,844,000 (including expenses related to the acquisition), consisting of approximately $8,069,000 in cash, $500,000 in a subordinated note payable to Cruttenden Roth, Inc. ("Cruttenden") and 579,710 shares of the Company's common stock. BPI sells surgical instruments and implants to medical supply companies. Prior to its sale to the Company, BPI was owned by William and Matthew Lyons. William Lyons has a one-year employment contract with BPI as its President and has been elected a director of the Company.

     To finance the acquisition, the Company entered into a secured loan agreement with Imperial Bank under which Imperial Bank loaned the Company $4,000,000 pursuant to a three-year term loan and up to $2,000,000 (the actual amount to be determined by calculating the borrowing base) pursuant to a revolving loan payable on or before June 30, 1999. The Company paid Cruttenden a $300,000 finder's fee for introducing the Company to, and advising the Company in negotiations with, Imperial Bank. The Company issued a one-year $500,000 subordinated note to Cruttenden to pay the finder's fee and an additional $200,000 advisory fee owed to Cruttenden. In connection with the loan and subordinated note, the Company issued a seven-year warrant for 160,000 shares of the Company's common stock with an exercise price of $2.92 per share to Imperial Bank and a seven-year warrant for 100,000 shares of the

Company's common stock with an exercise price of $2.92 per share to Cruttenden. On March 15, 1998, the Company issued to Imperial Bank an additional seven-year warrant for 80,000 shares of the Company's common stock with an exercise price of $2.65 per share and on March 31, 1998 a seven-year warrant for 10,000 shares of the Company's common stock with an exercise price of $2.86 per share.

     On April 3, 1998, Imperial Bank assigned its loan to BankBoston. After the assignment, BankBoston and the Company amended and restated the loan to provide for a $2,700,000 sixty-month term loan (payable in 58 installments of $40,000 in principal with a final principal payment of $380,000) at an interest rate initially equal to the BankBoston base rate plus one-half of one percent on the unpaid principal balance, and up to $3,000,000 (the actual amount to be determined by calculating the borrowing base) pursuant to a twenty-four month revolving loan at an interest rate initially equal to the BankBoston base rate plus one-quarter of one percent. The Company has agreed to raise $1,000,000 by July 2, 1998 to pay off the $500,000 note due Cruttenden and to reduce the principal amount of the term loan by $500,000.

     Many existing computer systems, applications software, and other control devices, rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 ("the Year 2000 Issue"). The Company's current estimate is that the costs associated with the Year 2000 Issue, and the consequences of incomplete or untimely resolution of the Year 2000 Issue, will not have a material adverse effect on the results of
operations or financial position of the Company in any given year.   However,
even if the Company's internal systems, applications and devices are not materially affected by the Year 2000 Issue, the Company could still be adversely affected through disruptions in the operations of other enterprises with which the Company interacts.


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

     POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Since the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, and by increases in the costs of the components and subassemblies acquired by the Company from vendors.

     DEBT. The Company has a term loan of $2,700,000 and a revolving loan of up to $3,000,000 with BankBoston. The Company also owes BankBoston approximately $1,300,000 in connection with previous equipment financings and anticipates financing an additional $1,000,000 of equipment with BankBoston in 1998. The Company also owes Cruttenden $500,000 pursuant to a one year note due December 12, 1998 with interest at 12% per annum. There can be no assurance that the Company will be able to meet the payment terms of the above loans, comply with the various loan covenants (including, without limitation, the obligation to raise $1,000,000 by July 2, 1998), or obtain the necessary funds to meet its anticipated equipment requirements.


     DEPENDENCE ON FEW CUSTOMERS. The Company realizes a majority of its revenues by sales to relatively few customers. None of these customers has entered into any long term minimum purchase agreements with the Company. The loss of, or substantial diminution of purchases from the Company by, any of these customers could have a material adverse effect on the Company.

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

     THE COMPANY'S ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. IGT does not have any patents which directly cover its FlashPoint or Pixsys optical localizers. IGT primarily relies on a combination of trade secret and copyright laws, together with nondisclosure agreements to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for IGT's intellectual property rights, that disputes with respect to ownership of its intellectual property rights will not arise, that IGT's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that IGT can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate IGT's products or software or that third parties will not assert intellectual property infringement claims against IGT. Moreover, there can be no assurance that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

     Litigation may be necessary to protect the Company's intellectual property rights and trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources, regardless of the outcome of the litigation. If any claims are asserted against the Company, the Company may be required to obtain a license under a third party's intellectual property rights. However, such a license may not be available on reasonable terms or at all.

     COMPETITION BY EXISTING COMPETITORS AND POTENTIAL NEW ENTRANTS INTO THE MARKETPLACE. Companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, than the Company may enter markets currently serviced by the Company. Additionally, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote substantially greater resources to the development, marketing and sale of their products than the Company. The Company's customers may develop their own products to be able to differentiate their product or for other reasons. Furthermore, such competitors may develop technologies and/or products other than that currently offered by the Company that are more effective or economical.

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

     SHORTAGES OF LABOR. The Company is dependent upon certain labor skills that may not be readily available. The shortage of skilled labor could materially affect the Company's results of operations.

     THE COMPANY'S DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL AND ITS ABILITY TO ATTRACT NEW PERSONNEL. The Company's success depends in significant part on the continued contribution of certain key management and technical personnel, including: Paul L. Ray, Chairman of the Board, Chief Executive Officer and President; William J. O'Connor, Vice President and Chief Operating Officer of the Boulder, Colorado operations; Waldean Schulz, Vice President, Technology and Secretary; and Jeffrey J. Hiller, Vice President, Finance and Chief Financial Officer. The loss of services of any of these individuals could have a material adverse effect on the Company. The Company's growth and profitability also depend on its ability to attract and retain other management and technical personnel.


ITEM 7. FINANCIAL STATEMENTS.

     Index to Consolidated Financial Statements

                                                                          Page
                                                                          ----
Report of Independent Accountants ......................................   14
Consolidated Balance Sheet as of December 31, 1997 and 1996 ............   15
Consolidated Statement of Income for the Years Ended
  December 31, 1997 and 1996 ...........................................   16
Consolidated Statements of Changes in Shareholders' Equity
  (Deficit) for the Years Ended  December 31, 1997 and 1996 ............   17
Consolidated Statement of Cash Flows for the Years
  Ended December 31, 1997 and 1996 .....................................   18
Notes to Consolidated Financial Statements .............................   20

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Image Guided Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Image Guided Technologies, Inc. and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ Price Waterhouse LLP

Price Waterhouse LLP
Boulder, Colorado
April 3, 1998

                          IMAGE GUIDED TECHNOLOGIES, INC.

                            CONSOLIDATED BALANCE SHEET

                                                                                         December 31,
                                                                                    ---------------------
ASSETS                                                                               1997            1996
                                                                                -------------   --------------
  Current assets:
    Cash and cash equivalents                                                   $  1,216,000     $  5,240,000
    Accounts receivable, net of allowance for doubtful accounts of
      $176,000 and $58,000 respectively                                            2,667,000          522,000
    Inventories, net                                                               1,629,000          417,000
    Other current assets                                                             375,000          105,000
                                                                                -------------   --------------
      Total current assets                                                         5,887,000        6,284,000
  Property and equipment, net of accumulated depreciation of
      $298,000 and $145,000 respectively                                           4,405,000          281,000
  Goodwill, net of accumulated amortization of $16,000                             5,732,000              ---
  Other assets                                                                        82,000           17,000
                                                                                -------------   --------------
      Total assets                                                             $  16,106,000     $  6,582,000
                                                                                -------------   --------------
                                                                                -------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                              $  913,000       $  394,000
    Accrued liabilities                                                              494,000          291,000
    Current portion of capital lease obligations                                     390,000           28,000
    Current portion of notes payable                                               1,893,000              ---
                                                                                -------------   --------------
      Total current liabilities                                                    3,690,000          713,000

  Capital lease obligations                                                        1,114,000           96,000
  Line of  credit                                                                  1,250,000              ---
  Notes payable, net of warrant discount of $227,000                               2,545,000              ---
                                                                                -------------   --------------
      Total liabilities                                                            8,599,000          809,000

Commitments and contingencies

Shareholders' equity:
  Series A Convertible Preferred Stock, no par value; 2,416,668
    shares authorized, no shares issued and outstanding                                  ---              ---
  Common Stock, no par value; 10,000,000 shares authorized;
    3,693,822 and 3,106,024 shares issued and outstanding respectively            10,273,000        8,799,000
 Accumulated deficit                                                             (2,766,000)      (3,026,000)
                                                                                -------------   --------------
      Total shareholders' equity                                                   7,507,000        5,773,000
                                                                                -------------   --------------
      Total liabilities and shareholders' equity                               $  16,106,000     $  6,582,000
                                                                                -------------   --------------
                                                                                -------------   --------------







  The accompanying notes are an integral part of these financial statements.

                            IMAGE GUIDED TECHNOLOGIES, INC.

                           CONSOLIDATED STATEMENT OF INCOME

                                                       Years Ended December 31,
                                                    ------------------------------
                                                         1997           1996
                                                    -------------   --------------
  Revenue                                             $5,713,000     $4,080,000
  Cost of goods sold                                   2,657,000      1,836,000
                                                    -------------   --------------
  Gross profit                                         3,056,000      2,244,000
                                                    -------------   --------------
  Operating expenses:
    Research and development                           1,098,000        618,000
    Selling and marketing                                675,000        554,000
    General and administrative                         1,190,000        705,000
                                                    -------------   --------------
        Total operating expenses                       2,963,000      1,877,000
                                                    -------------   --------------
  Operating income (loss)                                 93,000        367,000
  Other income (expense):
    Interest and other expense                          (72,000)       (74,000)
    Interest and other income                            239,000         62,000
                                                    -------------   --------------
  Net income (loss)                                   $  260,000     $  355,000
                                                    -------------   --------------
                                                    -------------   --------------
  Earnings per share:
    Basic                                                  $0.08          $0.21
    Diluted                                                $0.07          $0.16

  Weighted average common shares outstanding:
    Basic                                              3,138,267      1,726,324
    Diluted                                            3,557,298      2,171,639











  The accompanying notes are an integral part of these financial statements.

                        IMAGE GUIDED TECHNOLOGIES, INC.

     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                 Series A Convertible
                                    Preferred Stock                     Common Stock
                                    ---------------                     ------------             Accumulated      Total Equity
                                 Shares           Amount          Shares            Amount         Deficit          (Deficit)
                                 ------           ------          ------            ------         -------          ---------
Balance at December 31, 1995      83,332       $1,000,000         1,093,451         $1,777,000   $(3,381,000)     $(604,000)

Exercise of stock options
  and warrants                                                      270,783            338,000                      338,000

Conversion of  Series A
  convertible preferred stock    (83,332)      (1,000,000)          304,290          1,000,000                          ---

Initial public offering, net                                      1,437,500          5,684,000                    5,684,000

Net income                                                                                           355,000        355,000
                                ---------      -----------       ----------        -----------   -----------     ----------
Balance at December 31, 1996         ---              ---         3,106,024          8,799,000    (3,026,000)     5,773,000

Exercise of stock options                                            20,000             33,000                       33,000

Repurchase of common stock                                          (11,912)           (61,000)                     (61,000)

Common stock issued for
  acquisition                                                       579,710          1,275,000                    1,275,000

Warrants issued with debt                                                              227,000                      227,000

Net income                                                                                           260,000        260,000
                                ---------      -----------       ----------        -----------   -----------     ----------
                                     ---          $   ---         3,693,822        $10,273,000   $(2,766,000)    $7,507,000
                                ---------      -----------       ----------        -----------   -----------     ----------
                                ---------      -----------       ----------        -----------   -----------     ----------


  The accompanying notes are an integral part of these financial statements.

                        IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                           ---------------------------
                                                                                1997         1996
                                                                           -------------  ------------
OPERATING ACTIVITIES:
Net income                                                                  $  260,000     $   355,000
Adjustments to reconcile net income to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                                                191,000          90,000
  Provision for doubtful accounts                                               19,000          34,000
  Loss on disposition of assets                                                 13,000             ---
  Provision for inventory obsolescence                                          45,000          45,000
  Changes in operating assets and liabilities, net of acquired assets and liabilities:
    Accounts receivable                                                       (535,000)        (34,000)
    Inventories                                                                (75,000)       (287,000)
    Other current assets and other assets                                      (20,000)        (84,000)
    Accounts payable                                                           (51,000)         91,000
    Accrued liabilities                                                       (225,000)        (93,000)
                                                                            -----------     -----------
      Net cash provided by (used in) operating activities                     (378,000)        117,000
                                                                            -----------     -----------
INVESTING ACTIVITIES:
Additions to property and equipment                                           (257,000)       (154,000)
Cash received from sales of property                                            42,000             ---
Acquisition of Brimfield Precision, Inc., net of cash acquired              (8,019,000)            ---
                                                                            -----------     -----------
      Net cash used in investing activities                                 (8,234,000)       (154,000)
                                                                            -----------     -----------
FINANCING ACTIVITIES:
Proceeds from debt                                                           4,000,000             ---
Payments of debt                                                              (390,000)       (775,000)
Net proceeds from the issuance of common stock                                     ---       6,022,000
Principal payments on capital leases                                           (73,000)         (2,000)
Retire common stock                                                            (28,000)           ---
Retire loan to officer                                                        (171,000)           ---
Proceeds from line of credit                                                 1,250,000            ---
                                                                            -----------     -----------
      Net cash provided by financing activities                              4,588,000      5,245,000
                                                                            -----------     -----------
Net increase (decrease) in cash and cash equivalents                        (4,024,000)     5,208,000
Cash and cash equivalents at beginning of period                             5,240,000         32,000
                                                                            -----------     -----------
Cash and cash equivalents at end of period                                  $1,216,000     $5,240,000
                                                                            -----------     -----------
                                                                            -----------     -----------

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                   54,000        114,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Equipment acquired under capital lease                                             ---        126,000
Common stock issued in connection with acquisition                           1,275,000            ---
Promissory note issued in connection with acquisition                          500,000            ---
Warrants issued with debt                                                      227,000            ---




  The accompanying notes are an integral part of these financial statements.

                        IMAGE GUIDED TECHNOLOGIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Image Guided Technologies, Inc. (the "Company") was incorporated in 1990 in the State of Colorado to design, develop, manufacture and market proprietary, hand-held electro-optical 3-dimensional position input devices for medical and industrial applications. In December 1997, the Company acquired Brimfield Precision, Inc. ("Brimfield" or "BPI") which designs, manufactures, and markets surgical instruments and implants.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND WARRANTY

     Revenue is recognized upon shipment of product to customer. The Company offers a one-year warranty on certain of its products. The costs of product warranties are accrued at the time sales are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.

INVENTORIES

     Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Cost includes materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives of two to twenty years.

GOODWILL

     Goodwill represents the excess of cost over the fair value of the net assets acquired in the Brimfield purchase. The goodwill is being amortized on a straight-line basis over 20 years. The Company analyzes the recoverability of the goodwill based on the estimated future undiscounted cash flows of the acquired company. If the Company determines that the goodwill is impaired, the goodwill is then written down to its estimated fair value based on discounted cash flows.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash, short-term trade receivables and payables, and notes payable approximate their fair values.

CONCENTRATION OF CREDIT RISK

The majority of the Company's revenues during 1997 and 1996 resulted from sales of a single product which is used to determine the location of a surgical instrument in a three dimensional space. Customers accounting for 10% or more of total revenues during 1997 and 1996 are as follows:

                                               1997           1996
                                               ----           ----
     Customer A                                 41 %           38 %
     Customer B                                  3 %           25 %
     Customer C                                 14 %           12 %

     At December 31, 1997, 28%, 1%, and 7% of accounts receivable were with customers A, B, and C, respectively. At December 31, 1996, 18%, 21% and 18% of accounts receivable were with customers A, B, and C, respectively.

EXPORT SALES

     The Company had export sales totaling approximately $3,333,000 and $1,601,000 for the years ended December 31, 1996 and 1995, respectively, principally to Germany, France and Canada.

EARNINGS PER SHARE

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company's adoption of SFAS 128, on December 31, 1997, resulted in the restatement of the Company's "primary" earnings per share calculations to "basic" earnings per share and "fully diluted" earnings per share calculations to "diluted" earning per share for all periods presented. Basic earnings per share excludes any dilution from common stock equivalents and is based on the weighted average common shares outstanding. Diluted earnings per share includes dilution from the Company's stock options and warrants, calculated under the treasury stock method. The difference between weighted average common shares outstanding - basic and weighted average common shares outstanding - diluted is due to the dilutive effect of outstanding stock options and warrants.

ADDITIONAL STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which are effective for financial statements for periods beginning after December 15, 1997. The Company anticipates that the adoption of SFAS 130 and SFAS 131 will not have a significant effect on its 1998 financial statements.

2.   INVENTORIES

     Inventories are comprised of the following:

                                                            December 31,
                                                     -------------------------
                                                        1997            1996
                                                     ----------       --------
     Raw materials                                   $  487,000       $284,000
     Work-in-process                                    435,000         36,000
     Finished goods                                     768,000        113,000
                                                     ----------       --------
                                                      1,690,000        433,000
     Less allowance for obsolescence                   (61,000)        (16,000)
                                                     ----------       --------
                                                     $1,629,000       $417,000
                                                     ----------       --------
                                                     ----------       --------

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                                        December 31,
                                                                        ------------
                                      Estimated Useful Life           1997          1996
                                      ----------------------          ----          ----
Production equipment                     1 - 10 years             $2,917,000      $ 205,000
Leasehold improvements                   3 - 20 years                878,000         20,000
Computer equipment                       1 - 5 years                 446,000        104,000
Land                                        ---                      169,000           ---
Furniture and fixtures                   2 - 7 years                 149,000         34,000
Other                                    1 - 5 years                 144,000         63,000
                                                                  ----------      ---------
                                                                   4,703,000        426,000
Less accumulated depreciation                                       (298,000)      (145,000)
                                                                  ----------      ---------
                                                                  $4,405,000      $ 281,000
                                                                  ----------      ---------
                                                                  ----------      ---------


4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                        December 31,
                                                        ------------
                                                    1997           1996
                                                  --------       --------
     Employee accruals                            $297,000       $141,000
     Professional fees                              53,000         39,000
     Warranty reserves                              41,000         82,000
     Other accrued liabilities                     103,000         29,000
                                                  --------       --------
       Total accrued liabilities                  $494,000       $291,000
                                                  --------       --------
                                                  --------       --------

5.   DEBT

     NOTES PAYABLE

     Notes payable consist of the following at December 31, 1997:

     Senior note payable (net) due December 12,                  $3,773,000
     2000, interest at rate of one and one-half
     percent in excess of the Prime Rate, payable in
     monthly installments of $111,111 plus interest,
     secured by all assets of the Company.  The
     interest rate at December 31, 1997 was 10%.

     Subordinated note payable due December 12,                     500,000
     1998, interest at a rate of 12%, interest paid
     monthly and principal at maturity, secured by
     all assets of the Company; junior to the senior
     note payable to bank.

     Note payable, at one-quarter percent in excess                  69,000
     of the Prime Rate, payable in monthly
     installments of $2,167 plus interest, secured
     by machinery, maturing in August 2000.  The
     interest rate at December 31, 1997 was 8.5%.

     Note payable, at one-quarter percent in excess                  96,000
     of the Prime Rate, payable in monthly
     installments of $2,833 plus interest, secured
     by machinery, maturing in October 2000.  The
     interest rate at December 31, 1997 was 8.5%.
                                                                 ----------
                                                                  4,438,000

     Less current portion                                        (1,893,000)
                                                                 ----------
     Long-term notes payable                                     $2,545,000
                                                                 ----------
                                                                 ----------

     The senior note payable was issued with detachable warrants, which were recorded as debt discount. The discount will be amortized over the term of the notes payable. See Note 7.

     The aggregate maturities of the Company's notes payable are as follows:

          1998                           $1,893,000
          1999                            1,393,000
          2000                            1,379,000

     LINE OF CREDIT

     In December of 1997, the Company entered into an agreement with a bank for $2,000,000 revolving line of credit secured by all assets of the Company, maturing on June 30, 1999, and bearing interest at the rate of three quarters of one percent in excess of the bank's prime lending rate. At December 31, 1997, $1,250,000 was outstanding under this revolving note payable and proceeds were used in connection with the acquisition of Brimfield Precision, Inc. At December 31, 1997, the interest on the revolving note payable was 9.25%.

6.   INCOME TAXES

     The Company acquired Brimfield Precision, Inc. on December 12, 1997. Brimfield was previously an S-Corporation for income tax purposes. On the date of acquisition, under Internal Revenue Service Regulations Brimfield became a C-Corporation.

     The components of the Company's deferred income tax assets and liabilities under FAS 109 are as follows:

                                                              December 31,
                                                              ------------
                                                          1997           1996
                                                      ----------     ----------
         Net operating loss carryforwards             $  786,000     $  900,000
         R&D credits                                      90,000         21,000
         Allowance for doubtful accounts                  28,000         22,000
         Employee accruals                                18,000         53,000
         Write-off of fixed assets                        18,000         19,000
         Warranty                                         15,000         31,000
         Depreciation                                   (315,000)         --
         Deferred revenue                                (18,000)         --
         Other                                            66,000         14,000
                                                      ----------     ----------
                                                         688,000      1,060,000
     Less valuation allowance                           (688,000)    (1,060,000)
                                                      ----------     ----------
     Net deferred tax asset                               --             --
                                                      ----------     ----------
                                                      ----------     ----------

     During 1996, the Company reduced its valuation allowance by $372,000 mainly due to the utilization of net operating loss carryforwards to offset current taxable income. The deferred tax asset has been reduced by a valuation allowance because management believes it is more likely than not that such benefits will not be realized.

     The following is a reconciliation of the statutory U.S. federal income tax rate to the Company's effective income tax rate:

                                                              December 31,
                                                              ------------
                                                          1997           1996
                                                      ----------     ----------
     Federal income tax rate                             34.0 %         34.0 %
     State income tax, net of federal benefit             3.7 %          3.3 %
     Goodwill amortization                                2.0 %          ---
     Meals and entertainment                              1.9 %          1.0 %
     Effect of utilization of net operating loss
       carryforwards and valuation allowance            (41.6)%        (38.3)%
                                                        -----          -----
         Effective income tax rate                       --              --
                                                        -----          -----
                                                        -----          -----

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $2,107,000 which expire from 2008 to 2010.

     As a result of certain changes in the Company's ownership, the future utilization of these net operating loss carryforwards may be limited. The Company also has R&D credits of approximately $90,000, which may be subject to future limitations.

7.   SHAREHOLDERS' EQUITY

STOCK SPLIT

     In September 1996, the Company effected a four-for-five reverse stock split of the Company's common stock. All common stock and stock option amounts presented in these financial statements reflect the stock split.

COMMON STOCK

     At December 31, 1997, the Company has reserved an aggregate of 1,235,951 shares of its common stock for stock issuable upon exercise of outstanding options and warrants.

CONVERSION OF PREFERRED STOCK

     In conjunction with the Company's initial public offering on October 21, 1996, all of the Company's previously outstanding shares of Series A Convertible Preferred Stock were converted into shares of the Company's common stock.

STOCK OPTIONS AND WARRANTS

     At December 31, 1997, the Company has two stock option plans, one adopted in 1997 and one adopted in 1994.

     The company has authorized 940,000 options to be granted pursuant to its stock option plans. As of December 31, 1997, 108,171 options were available for grant under the plans. Options are generally granted at fair market value as determined by the Board of Directors at the date of grant and vest over a three-year period. At December 31, 1997, 529,044 options are exercisable.

     In connection with the acquisition of Brimfield Precision Inc., the Company financed a portion of the purchased priced with debt and attachable warrants. The Company issued 260,000 warrants with an exercise price of $2.92. The warrants are exercisable over seven years.

     In conjunction with the Company's initial public offering, 125,000 warrants were issued to the underwriters during 1996. The warrants were issued at 115% of the initial public offering price.

     A summary of the changes in options and warrants during the two years ended December 31, 1997 is as follows:

                                                                   Weighted                       Weighted
                                                                   Average                        Average
                                                  Warrants      Exercise Price     Options     Exercise Price
                                                 ---------      ---------------    -------     --------------
     Outstanding December 31, 1995                 332,240         $1.38           635,552        $1.30
       Granted                                     125,000          5.75            72,000         5.03
       Exercised                                 (270,000)          1.25              (886)        1.25
       Forfeited                                  (22,240)          3.13           (86,669)        1.25
                                                 ---------                         -------
     Outstanding December 31, 1996                 165,000          4.66           619,997         1.74
       Granted                                     260,000          2.92           214,954         4.44
       Exercised                                    ---            ---             (20,000)        1.67
       Forfeited                                    ---            ---              (4,000)        5.00
                                                 ---------                         -------
     Outstanding December 31, 1997                 425,000                         810,951         2.45
                                                 ---------                         -------
                                                 ---------                         -------

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:


                                    OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                     -----------------------------------------------------         ---------------------------------
   RANGE OF                                AVERAGE            WEIGHTED
   EXERCISE            NUMBER             REMAINING            AVERAGE               NUMBER         WEIGHTED AVERAGE
    PRICE            OUTSTANDING        CONTRACT LIFE       EXERCISE PRICE         EXERCISABLE       EXERCISE PRICE
---------------      -----------        -------------       --------------         -----------      ----------------
$  1.24 - 1.67         528,001              1.93                $1.31                 483,542           $  1.30
   3.75 - 5.50         256,929              4.42                 4.45                  40,722              5.12
   5.88 - 6.25          26,021              4.21                 6.15                   4,780              6.25
                       --------                                                       -------
                       810,951                                                        529,044
                       --------                                                       -------
                       --------                                                       -------

     The following table summarizes information concerning outstanding warrants at December 31, 1997:

                              WARRANTS OUTSTANDING

                                                            AVERAGE
                                       NUMBER              REMAINING
           EXERCISE PRICE           OUTSTANDING          CONTRACT LIFE
           --------------           -----------          -------------
              $  1.25                  40,000                3.00
                 2.92                 260,000                7.00
                 5.75                 125,000                3.00
                                      -------
                                      425,000
                                      -------
                                      -------

All warrants are exercisable at December 31, 1997.

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

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as well as the vesting provisions under the Stock Option Plan, net income for 1997 would have been $179,000, or $0.06 and $0.05 per basic and diluted share, respectively. Net income for 1996 would have been $326,000, or $0.19 and $0.15 per basic and diluted share, respectively. The weighted average fair value of the options granted during 1997 and 1996 is estimated at $1.85 and $2.15 per share, respectively. The average fair value of the warrants granted during 1997 and 1996 is estimated at $.87 and $1.66 per share, respectively.

     The options were valued on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 34.7% and 40.4% in 1997 and 1996, respectively; risk free interest rates of 5.9% and 4.8% for 1997 and 1996, respectively; expected terms of five years, and no dividend yield rate.

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital leases. Future minimum payments under the equipment lease are as follows:

     1998                                            $  498,000
     1999                                               486,000
     2000                                               417,000
     2001                                               274,000
     2002                                                93,000
                                                     ----------
     Total minimum lease payments                     1,768,000
       Less amounts representing interest              (264,000)
                                                     ----------
     Present value of minimum lease payments          1,504,000
       Less current portion                            (390,000)
                                                     ----------
     Total capital lease obligation                  $1,114,000
                                                     ----------
                                                     ----------

     Equipment under capital lease is as follows:

     Equipment                                       $1,977,000
     Less accumulated depreciation                     (340,000)
                                                     ----------
                                                     ----------
                                                     $1,637,000
                                                     ----------
                                                     ----------

     The Company also leases office space under a non-cancelable operating lease and the Company has required future minimum rental payments of $186,000, $194,000, and $66,000 for the years ended December 31, 1998, 1999, and 2000, respectively. A shareholder of the Company was an owner of the facility which was leased by the Company under a short-term cancelable lease which expired in February 1996. Rent expense for that facility under that lease for the year ended December 31, 1996 was $10,000.

     The Company subleases a facility in Springfield, Massachusetts from an entity, the same stockholders of which, had owned Brimfield Precision, Inc. The lease agreement requires payments of $5,000 per month until December 2001.

     BPI is a party to two lawsuits, which, while the outcome cannot be predicted with certainty, the Company's management expects will not have a materially adverse affect on the consolidated financial position or results of operations of the Company.


9.   RETIREMENT PLAN

     In 1996, the Company implemented the Image Guided Technologies, Inc. 401(k) Profit Sharing Plan covering substantially all employees of Image Guided Technologies, Inc. Employees may contribute up to 15% of compensation not to exceed Internal Revenue Service limits. The Company made a discretionary matching contribution for the years ended December 31, 1997 and December 31, 1996. In connection with the Brimfield Precision Inc. acquisition, the Company also has the Brimfield Precision, Inc. 401(k) Savings and Retirement Plan covering substantially all employees of Brimfield Precision, Inc. Employees may contribute from 2% to 15% of compensation not to exceed the Internal Revenue Service limits. The Company has not made a matching contribution for the Brimfield Precision, Inc. 401(k) Savings and Retirement Plan to date.


10.  ACQUISITION OF BRIMFIELD PRECISION, INC.

     On December 12, 1997, the Company acquired all the outstanding stock of Brimfield, for a purchase price of approximately $9,844,000, including expenses related to the acquisition. The transaction was recorded using the purchase method of accounting. The purchase price was paid with a combination of approximately $8,069,000 in cash, $500,000 in a note payable and 579,710 shares of the Company's common stock. The Company obtained the cash for the acquisition from bank financing and its own funds. In conjunction with the bank financing, the Company issued two seven-year warrants for a total of 260,000 shares of the Company's common stock. The goodwill of approximately $5,748,000 recorded represents the excess of the purchase price over the fair value of the net identifiable assets of Brimfield. Such goodwill will be amortized over twenty years using the straight-line method.

     In conjunction with the acquisition of Brimfield Precision, Inc. the Company retired a $171,000 note payable from an officer of Brimfield Precision, Inc.

     The following represents selected pro forma results of operations as if Brimfield had been included in the results of operations of the Company as of the beginning of each of the periods presented.

                                                       Unaudited
                                                      December 31,
                                                --------------------------
                                                   1997           1996
                                                -----------    -----------
     Revenue                                    $15,708,000    $16,717,000
     Net Income                                     366,000      1,785,000
     Earnings per Share
       Basic                                          $0.12          $1.03
       Diluted                                        $0.10          $0.82

11.  SUBSEQUENT EVENT

     On March 15, 1998, the Company issued to Imperial Bank an additional seven-year warrant for 80,000 shares of the Company's common stock with an exercise price of $2.65 per share and on March 31, 1998 a seven-year warrant for 10,000 shares of the Company's common stock with an exercise price of $2.86 per share.

     On April 3, 1998, Imperial Bank assigned its loan to BankBoston. After the assignment, BankBoston and the Company amended and restated the loan to provide for a $2,700,000 sixty-month term loan (payable in 58 installments of $40,000 in principal with a final principal payment of $380,000) at an interest rate initially equal to the BankBoston base rate plus one-half of one percent on the unpaid principal balance, and up to $3,000,000 (the actual amount to be determined by calculating the borrowing base) pursuant to a twenty-four month revolving loan at an interest rate initially equal to the BankBoston base rate plus one-quarter of one percent. The Company has agreed to raise $1,000,000 by July 2, 1998 to pay off the $500,000 note due Cruttenden and to reduce the principal amount of the term loan by $500,000.

                                   PART III


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Sections entitled "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about May 19, 1998. Executive officers of the Company are listed on page 6 of this form 10-KSB.

ITEM 10. EXECUTIVE COMPENSATION.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Sections entitled "Executive Compensation" and "Election of Directors" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about May 19, 1998.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about May 19, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Section entitled "Certain Relationships and Related Transactions" in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on or about May 19, 1998.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

EXHIBIT
NUMBER                                DESCRIPTION OF DOCUMENT
-------                               -----------------------
3.1        Amended and Restated Articles of Incorporation of the Company and
           Articles of Amendment and Certificate of Correction thereto
           (incorporated herein by reference to Exhibit 3.1 of the Company's
           Registration Statement on Form SB-2 (SEC File No. 333-09103). *

3.2        Bylaws of the Company (incorporated herein by reference to Exhibit
           3.2 of the Company's Registration Statement on Form SB-2 (SEC File
           No. 333-09103). *

4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form SB-2
           (SEC File No. 333-09103). *

10.1 1994 Stock Option Plan of the Company, as amended, and after the Company's December 1994 four-for-one stock split (incorporated herein by reference to Exhibit 10.1 of the Company's Registration
           Statement on Form SB-2 (SEC File No. 333-09103). *



10.2 1997 Stock Option Plan of the Company (incorporated herein by reference from the Company's Proxy Statement for its 1997 Annual
           Meeting of Shareholders). *

10.3       Registration Rights Agreement dated as of July 1994 among the
           Company and holders of previously issued (and converted) Series A
           Preferred Stock (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on Form SB-2 (SEC File No.
           333-09103). *

10.4 Form of Promissory Notes payable by the Company to each of the Company's Lenders and form of Extension Agreements thereto
           (incorporated herein by reference to Exhibit 10.6 of the Company's
           Registration Statement on Form SB-2 (SEC File No. 333-09103). *

10.5 Form of Security Agreement between the Company and each of the Company's Lenders (incorporated herein by reference to Exhibit 10.7 of the Company's Registration Statement on Form SB-2 (SEC File No.
           333-09103). *

10.6 Form of Stock Purchase Warrants issued by the Company to each of the Company's Lenders (incorporated herein by reference to Exhibit
           10.8 of the Company's Registration Statement on Form SB-2 (SEC File
           No. 333-09103). *

10.7 Strategic Alliance Agreement dated as of February 27, 1995, between the Company and Surgical Navigation Technologies, Inc. and letters regarding termination of such agreement (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-09103). *

10.8       Equipment Lease Agreement between the Company and Machinery
           Systems, Inc., for a refurbished Zeiss Coordinate Measuring Machine
           (incorporated herein by reference to Exhibit 10.11 of the Company's
           Registration Statement on Form SB-2 (SEC File No. 333-09103). *

10.9       Commercial Industrial Lease dated January 11, 1996, between the
           Company and Life Investors Company of America (incorporated herein by reference to Exhibit 10.12 of the Company's Registration
           Statement on Form SB-2 (SEC File No. 333-09103). *

10.10 Amendment dated March 7, 1997 to the Commercial Industrial Lease dated January 11,1996, between the Company and Life Investors
           Insurance Company of America (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-QSB report filed May 12,
           1997). *

10.11 Employment Agreement between the Company and Paul L. Ray, and amendment thereto (incorporated herein by reference to Exhibit
           10.15 of the Company's Registration Statement on Form SB-2 (SEC
           File No. 333-09103). *

10.12      Employment Agreement between the Company and Robert E. Silligman
           (incorporated herein by reference to Exhibit 10.16 of the Company's
           Registration Statement on Form SB-2 (SEC File No. 333-09103). *

10.13      Employment Agreement between the Company and Waldean A. Schulz
           (incorporated herein by reference to Exhibit 10.17 of the Company's
           Registration Statement on Form SB-2 (SEC File No. 333-09103). *

10.14      Employment Agreement between the Company and Jeffrey J. Hiller
           (incorporated herein by reference to Exhibit 10.18 of the Company's
           Registration Statement on Form SB-2 (SEC File No. 333-09103). *

10.15 Lease between the Company and Raycon Properties (incorporated herein by reference to Exhibit 10.19 of the Company's Registration
           Statement on Form SB-2 (SEC File No. 333-09103). *



10.16 Form of Representative's Warrants (incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form SB-
           2 (SEC File No. 333-09103). *

10.17 Terms and Conditions of Sale Between the Company and Carl Zeiss dated 2/20/97 (incorporated herein by reference to Exhibit 10.20 of the Company's Form 10-QSB report filed May 12, 1997). *

10.18      Agreement of Purchase and Sale Among Image Guided Technologies,
           Inc. and Stockholders of Brimfield Precision, Inc. dated 11/25/97
           (incorporated herein by reference to Exhibit 2.1 of  the Company's
           Form 8-K report filed December 29, 1997). *

10.19      Amendment dated December 12, 1997 to Agreement of Purchase and Sale
           Among Image Guided Technologies, Inc. and Stockholders of Brimfield
           Precision, Inc. dated November 25, 1997 (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K report filed
           December 29, 1997). *

10.20      Loan Agreement between Image Guided Technologies, Inc. and Imperial
           Bank, dated December 12, 1997 (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K report filed December 29,
           1997). *

10.21      Subordinated Note from Image Guided Technologies, Inc. payable to
           Cruttenden Roth, dated December 12, 1997 (incorporated herein by reference to Exhibit 2.4 of the Company's Form 8-K report filed
           December 29, 1997). *

10.22 Warrant from Image Guided Technologies, Inc. to Imperial Bank, dated December 12, 1997 (incorporated herein by reference to Exhibit 2.5 of the Company's Form 8-K report filed December 29,
           1997). *

10.23 Warrant from Image Guided Technologies, Inc. to Cruttenden Roth, dated December 12, 1997 (incorporated herein by reference to Exhibit 2.6 of the Company's Form 8-K report filed December 29,
           1997). *

10.24      Warrant from Image Guided Technologies to Imperial Bank, dated
           3/15/98.

10.25      Warrant from Image Guided Technologies to Imperial Bank, dated
           3/31/98.

10.26      Bill Lyons Employment Agreement.

10.27      Springfield lease

10.28      Promissory Note to Pasqualina Lyons from BPI dated 8/19/88

10.29 Employment agreement between the Company and Robert E. Silligman, dated February 21, 1998.

10.30      Amended and Restated Loan Agreement dated 4/3/98 between Image
           Guided Technologies, Inc. and BankBoston, N.A.

21.0       Subsidiaries of the Company.

23.1       Consent of Independent Accountants.

27.1       Financial Data Schedule.

-------------------
* Incorporated herein by reference.

(b) Form 8-K Reports

   The Company filed one report on Form 8-K December 29, 1997 (amended on February 27, 1998) in connection with the acquisition of Brimfield Precision, Inc. BPI audited financial statements for the years ended October 31, 1996 and 1997 and pro forma financial statements were filed with respect to the acquisition.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IMAGE GUIDED TECHNOLOGIES, INC.


April 14, 1998                   By: /s/ Paul L. Ray
                                 -------------------
                                 Paul L. Ray
                                 Chairman of the Board, President and Chief
                                 Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 14, 1998                   /s/ Paul L. Ray
                                 -------------------
                                 Paul L. Ray
                                 Chairman of the Board, President and Chief
                                 Executive Officer


April 14, 1998                   /s/ William O'Connor
                                 ----------------------
                                 William O'Connor
                                 Director, Vice President and Chief Operating
                                 Officer


April 14, 1998                   /s/ Jeffrey J. Hiller
                                 ----------------------
                                 Jeffrey J. Hiller
                                 Vice President and Chief Financial Officer
                                 (Principal Accounting Officer)


April 14, 1998                   /s/ Waldean Schulz
                                 ----------------------
                                 Waldean Schulz
                                 Director and Vice President, Technology


April 14, 1998                   /s/ Ray Hauser
                                 ----------------------
                                 Ray Hauser
                                 Director


April 14, 1998                   /s/ Clifford Frith
                                 ----------------------
                                 Clifford Frith
                                 Director


April 14, 1998                   /s/ William Lyons
                                 ----------------------
                                 William Lyons
                                 Director