Form 10QSB
period 1998-03-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1998-05-15
CIK 1019656

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 1998


                                       or

[  ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from _____________ to _______________



               Commission file number: 001-12189




                         IMAGE GUIDED TECHNOLOGIES, INC.
                     ----------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)





                         COLORADO                       84-1139082
               ----------------------------           ----------------
               (State or other jurisdiction            (IRS Employer
            of incorporation or organization)       Identification No.)






         5710-B FLATIRON PARKWAY, BOULDER, CO               80301
        ------------------------------------------      -----------
             (Address of principal executive offices)    (Zip Code)




                                 (303) 447-0248
                 (Issuer's telephone number including area code)





Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes X    No
    ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,693,822 shares of common stock, no par value, were outstanding on March 31, 1998.

Transitional Small Business Disclosure Format (check one); Yes      No  X
                                                               ---     ---

                                 Table of Contents

Part     Item                                                             Page
----     ----                                                             ----
I                      FINANCIAL INFORMATION

           1.          Consolidated Financial Statements
                        Consolidated Balance Sheet -- March 31, 1998      1
                        Consolidated Statement of Operations -- Three     2
                        Months Ended March 31, 1998 and 1997
                        Consolidated Statement of Cash Flows -- Three     3
                        Months Ended March 31, 1998 and 1997
                        Notes to Consolidated Financial Statements        4

           2.          Management's Discussion and Analysis or Plan
                       of Operation
                        Financial Condition and Results of Operations     4
                        Liquidity and Capital Resources                   5
                        Forward-Looking Statements                        6
                        Other Matters                                     8

II                     OTHER INFORMATION

           1.          Legal Proceedings                                  8

           2.          Changes in Securities                              8

           3.          Defaults Upon Senior Securities                    9

           4.          Submission of Matters to a Vote of Security        9
                       Holders

           5.          Other Information                                  9

           6.          Exhibits and Reports on Form 8-K                   9


                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         IMAGE GUIDED TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 1998
                                   (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents                                      $    855,000
    Accounts receivable, net of allowance for
     doubtful accounts of $188,000                                     2,630,000
    Inventories, net                                                  1,650,000
    Other current assets                                                361,000
                                                                   ------------
      Total current assets                                            5,496,000
  Property and equipment, net of accumulated
   depreciation of $487,000                                           4,397,000
  Goodwill, net of accumulated amortization of $88,000                5,708,000
  Other assets                                                           86,000
                                                                   ------------
      Total assets                                                 $ 15,687,000
                                                                   ------------
                                                                   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                $ 1,064,000
    Accrued liabilities                                                 575,000
    Current portion of capital lease obligations                        383,000
    Current portion of notes payable                                  1,893,000
                                                                   ------------
      Total current liabilities                                       3,915,000

  Capital lease obligations                                           1,025,000
  Line of  credit                                                     1,250,000
  Notes payable, net of warrant discount of $338,000                  2,197,000
                                                                   ------------
      Total liabilities                                               8,387,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value; 10,000,000
   shares authorized; 3,693,822 shares issued and
   outstanding                                                       10,393,000
 Accumulated deficit                                                 (3,093,000)
                                                                   ------------
      Total shareholders' equity                                      7,300,000
                                                                   ------------
      Total liabilities and shareholders' equity                   $ 15,687,000
                                                                   ------------
                                                                   ------------



   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)



                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ----------------------------
                                                       1998            1997
                                                    -----------    -------------
Revenue                                             $ 3,763,000     $ 1,172,000
Cost of goods sold                                    2,408,000         554,000
                                                    -----------     -----------
Gross profit                                          1,355,000         618,000
                                                    -----------     -----------
Operating expenses:
  Research and development                              418,000         191,000
  Selling and marketing                                 284,000         161,000
  General and administrative                            807,000         255,000
                                                    -----------     -----------
      Total operating expenses                        1,509,000         607,000
                                                    -----------     -----------
Operating income (loss)                                (154,000)         11,000
Other income (expense):
  Interest and other expense                           (221,000)         (4,000)
  Interest and other income                              49,000          68,000
                                                    -----------     -----------
Net income (loss)                                   $  (326,000)    $    75,000
                                                    -----------     -----------
                                                    -----------     -----------
Earnings (loss)  per share:
  Basic                                             $     (0.09)    $      0.02
  Diluted                                           $     (0.09)    $      0.02

Weighted average common shares outstanding:
  Basic                                               3,693,822       3,106,024
  Diluted                                             3,693,822       3,609,054




   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
                                                         1998           1997
                                                     ------------   ------------
Operating Activities:
Net income (loss)                                    $  (326,000)   $    75,000
Adjustments to reconcile net income
 (loss) to net cash provided by (used in)
 operating activities:
   Depreciation and amortization                          272,000         33,000
   Provision for doubtful accounts                         12,000          4,000
   Provision for inventory obsolescence                    (2,000)        19,000
   Changes in operating assets and liabilities:
     Accounts receivable                                   24,000       (305,000)
     Inventories                                          (17,000)       (38,000)
     Other current assets and other assets                (41,000)       (16,000)
     Accounts payable                                      76,000       (170,000)
     Accrued liabilities                                   81,000        (67,000)
                                                      -----------    -----------
       Net cash provided by (used in) operating
        activities                                         79,000       (465,000)
                                                      -----------    -----------
INVESTING ACTIVITIES:
Additions to property and equipment                     (107,000)       (51,000)
                                                     -----------    -----------
       Net cash used in investing activities            (107,000)       (51,000)
                                                     -----------    -----------
FINANCING ACTIVITIES:
Payments of debt                                        (227,000)            --
Initial public offering expense                               --         (1,000)
Principal payments on capital leases                    (106,000)        (4,000)
                                                     -----------    -----------
       Net cash used in financing activities            (333,000)        (5,000)
                                                     -----------    -----------
Net decrease in cash and cash equivalents               (361,000)      (521,000)
Cash and cash equivalents at beginning
 of period                                             1,216,000      5,240,000
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   855,000    $ 4,719,000
                                                     -----------    -----------
                                                     -----------    -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                        $   182,000    $     3,000
SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES
Warrants issued in conjunction with debt             $   119,000             --
Equipment financed through accounts payable          $    75,000             --



   The accompanying notes are an integral part of these financial statements.

IMAGE GUIDED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. Basis of Presentation

         The accompanying consolidated financial statements of Image Guided Technologies, Inc. (the "Company") are unaudited. However, in the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of results for the full year.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

         Inventories are comprised of the following at March 31, 1998:


          Raw materials                          $   555,000
          Work-in-process                            441,000
          Finished goods                             712,000
                                                 -----------
                                                   1,708,000
          Less allowance for obsolescence            (58,000)
                                                 -----------
                                                 $ 1,650,000
                                                 -----------
                                                 -----------

3.  Earnings per Share

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). The Company's adoption of SFAS 128, on December 31, 1997, resulted in the restatement of the Company's "primary" earnings per share calculations to "basic" earnings per share and "fully diluted" earnings per share calculations to "diluted" earning per share for all periods presented. Basic earnings per share excludes any dilution from common stock equivalents and is based on the weighted average common shares outstanding. Diluted earnings per share includes dilution from the Company's stock options and warrants, calculated under the treasury stock method. The difference between weighted average common shares outstanding - basic and weighted average common shares outstanding - diluted is due to the dilutive effect of outstanding stock options and warrants. Options and warrants which would be antidilutive are excluded from the diluted weighted average shares outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Revenue increased by $2,591,000, or approximately 221%, to $3,763,000 for the three months ended March 31, 1998, as compared to $1,172,000 for the three months ended March 31, 1997. This increase was primarily due to the additional revenue provided by sales of surgical instruments and implants by Brimfield Precision, Inc. ("BPI").

         Cost of goods sold increased by $1,854,000, or approximately 335%, to $2,408,000 for the three months ended March 31, 1998, compared to $554,000 for the three months ended March 31, 1997. Cost of goods sold as a percentage of revenue increased to 64% for the three months ended March 31, 1998, as compared to 47% for the three months ended March 31, 1997. This increase in cost of goods sold was attributable to increased sales provided by BPI and the increase in cost of goods sold as a percentage of revenue was attributable to lower margins associated with the manufacture of surgical instruments and orthopedic implants by BPI, improvements in the reliability and durability of certain components, as well as changes in the mix of products sold.

         Research and development expenses increased by $227,000, or approximately 118%, to $418,000 for the three months ended March 31, 1998, compared to $191,000 for the three months ended March 31, 1997. This increase was principally due to the addition of engineering personnel and related expenses, to expenses for new localizer product development and to the consolidation of BPI's research and development expenses.

         Selling and marketing expenses increased by $123,000 or approximately 76%, to $284,000 for the three months ended March 31, 1998 as compared to $161,000 for the three months ended March 31, 1997. This increase was primarily attributable to the addition of personnel and related expenses for the Company's optical localizer business, as well as the consolidation of BPI's selling and marketing expenses.

         General and administrative expenses increased by $552,000 or approximately 216%, to $807,000 for the three months ended March 31, 1998, as compared to $255,000 for the three months ended March 31, 1997. This increase was primarily attributable to the amortization of goodwill related to the acquisition of BPI, to the additional expenses necessary to integrate BPI after the acquisition, increased salaries, and to the consolidation of BPI's general and administrative expenses.

         Operating income decreased by $165,000 to $(154,000) for the three months ended March 31, 1998 compared to operating income of $11,000 for the three months ended March 31, 1997. This decrease was primarily attributable to increased costs associated with the acquisition of BPI and to the addition of personnel and associated costs related to the Company's optical localizer business.

         Net other income (expense) decreased by $236,000 to $(172,000) for the three months ended March 31, 1998 as compared to $64,000 for the three months ended March 31, 1997. This change was primarily due to interest expense on debt in connection with the acquisition of BPI.

         As a result of the foregoing, the Company's net loss was $(326,000) for the three months ended March 31, 1998, compared to net income of $75,000 for the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1998, $79,000 in cash was provided by operating activities, principally due to depreciation and amortization, decreases in accounts receivable, increases in accounts payable and accrued liabilities, offset by a net loss. The Company used $107,000 in cash for investing activities during the three-month period ended March 31, 1998 to purchase property and equipment. Also during the three-month period ended March 31, 1998, $333,000 in cash was used in financing activities, principally for payments on debt and principal payments on capital leases.

         As of March 31, 1998, the Company had working capital of $1,581,000, compared to working capital of $2,197,000 at December 31, 1997. The change in working capital was primarily the result of decreases in cash and accounts receivable and increases in accounts payable and accrued liabilities.

         On December 12, 1997, the Company finalized the acquisition of all the outstanding stock of Brimfield Precision, Inc. ("BPI") for a purchase price of approximately $9,844,000 consisting of approximately $8,069,000 in cash, $500,000 in a subordinated note payable to Cruttenden Roth, Inc. ("Cruttenden") and 579,710 shares of the Company's common stock. The purchase price includes the expenses related to the acquisition. BPI sells surgical instruments and implants to medical supply companies. Prior to its sale to the Company, BPI was owned by William and Matthew Lyons. William Lyons has a one-year employment contract with BPI as its President and has been elected a director of the Company.
                                        5

         To finance the acquisition, the Company entered into a secured loan agreement with Imperial Bank under which Imperial Bank loaned the Company $4,000,000 pursuant to a three-year term loan and up to $2,000,000 (the actual amount to be determined by calculating the borrowing base) pursuant to a revolving loan payable on or before June 30, 1999. The Company paid Cruttenden a $300,000 fee for introducing the Company to, and advising the Company in negotiations with, Imperial Bank. The Company issued a one-year $500,000 subordinated note to Cruttenden to pay this fee, as well as a $200,000 advisory fee owed to Cruttenden. In connection with the loan and subordinated note, the Company issued a seven-year warrant for 160,000 shares of the Company's common stock with an exercise price of $2.92 per share to Imperial Bank and a seven-year warrant for 100,000 shares of the Company's common stock with an exercise price of $2.92 per share to Cruttenden. On March 15, 1998, the Company issued to Imperial Bank an additional seven-year warrant for 80,000 shares of the Company's common stock with an exercise price of $2.65 per share and on March 31, 1998 a seven-year warrant for 10,000 shares of the Company's common stock with an exercise price of $2.86 per share pursuant to the loan agreement. In April 1998, the Company will expense approximately $250,000 related to the 250,000 warrants issued to Imperial Bank.

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

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the reporting of segment operations in annual financial statements. SFAS 131 is effective for annual financial statements for periods beginning after December 15, 1997.

         The Company anticipates that the adoption of SFAS 131 will not have a material impact on its 1998 financial statements.

FORWARD-LOOKING STATEMENTS

         The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions that the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Since the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, and by increases in the costs of the components and subassemblies acquired by the Company from vendors.

         DEBT. The Company has a term loan of $2,700,000 and a revolving loan of up to $3,000,000 with BankBoston. The Company also owes BankBoston approximately $1,300,000 in connection with previous equipment financings and anticipates financing an additional $1,000,000 of equipment with BankBoston in 1998. The Company also owes Cruttenden $500,000 pursuant to a one-year note due December 12, 1998 with interest at 12% per annum. There can be no assurance that the Company will be able to meet the payment terms of the above loans, comply with the various loan covenants (including, without limitation, the obligation to raise $1,000,000 by July 2, 1998), or obtain the necessary funds to meet its anticipated equipment requirements.

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

         THE COMPANY'S ABILITY TO PROTECT ITS INTELLECTUAL PROPERTY RIGHTS. The Company does not have any patents which directly cover its FlashPoint or Pixsys optical localizers. The Company primarily relies on a combination of trade secret and copyright laws, together with nondisclosure agreements to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for the Company's intellectual property rights, that disputes with respect to ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or that third parties will not assert intellectual property infringement claims against the Company. Moreover, there can be no assurance that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

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

         THE COMPANY'S DEPENDENCE ON KEY MANAGEMENT AND TECHNICAL PERSONNEL AND ITS ABILITY TO ATTRACT NEW PERSONNEL. The Company's success depends in significant part on the continued contribution of certain key management and technical personnel. The loss of services of any of these individuals could have a material adverse effect on the Company. The Company's growth and profitability also depend on its ability to attract and retain other management and technical personnel.

OTHER MATTERS

None.


                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         BPI is a party to two lawsuits, which, while the outcome cannot be predicted with certainty, the Company's management expects will not have a materially adverse affect on the consolidated financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

         On March 15, 1998 and on March 31, 1998, the Company issued to Imperial Bank a seven-year warrant for 80,000 shares of the Company's common stock with an exercise price of $2.65 per share, and a seven-year warrant for 10,000 shares of the Company's common stock with an exercise price of $2.86 per share, respectively. These warrants were issued to Imperial Bank pursuant to the loan agreement. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
       Exhibit
        Number                       Description of Document
       --------                     ------------------------
         27.1           Financial Data Schedule for current year
         27.2           Financial Data Schedule for quarters 1-3 of 1997
                        and  year end 1996
                        See also 10-K

-------------------------

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

                          IMAGE GUIDED TECHNOLOGIES, INC.
                                   (Registrant)




                                     By:   /s/ Paul L. Ray
                                        ------------------------------
May 15, 1998                            Paul L. Ray
                                        Chairman of the Board,
                                        President and Chief Executive
                                        Officer








                                     By:   /s/ Jeffrey J. Hiller
                                        ------------------------------
May 15, 1998                            Jeffrey J. Hiller
                                        Vice President and Chief
                                        Financial Officer
                                        (Principal Accounting Officer)