Form 10QSB
period 1998-06-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1998-08-14
CIK 1019656

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, DC  20549

                                 FORM 10-QSB


(Mark One)
   [X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1998

                                      or

   [ ]    TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
          For the transition period from  ____________ to _________________


Commission file number:    001-12189
                       ----------------

                       IMAGE GUIDED TECHNOLOGIES, INC.
                  ---------------------------------------
                  (Exact name of small business issuer as
                         specified in its charter)



                     COLORADO                           84-1139082
         --------------------------------          -------------------
           (State or other jurisdiction               (IRS Employer
         of incorporation or organization)         Identification No.)

     5710-B FLATIRON PARKWAY, BOULDER, CO                80301
   ----------------------------------------           ----------
   (Address of principal executive offices)           (Zip Code)

                               (303) 447-0248
                 -----------------------------------------------
                 (Issuer's telephone number including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,702,822 shares of common stock, no par value, were outstanding on July 31, 1998.

Transitional Small Business Disclosure Format (check one); Yes        No   X
                                                               -----     -----

                              Table of Contents

Part   Item                                                            Page
----   ----                                                            ----
 I           FINANCIAL INFORMATION

        1.   Consolidated Financial Statements

             Consolidated Balance Sheet - June 30, 1998                  1

             Consolidated Statement of Operations -- Three Months        2
             and Six Months Ended June 30, 1998 and 1997

             Consolidated Statement of Cash Flows -- Six Months          3
             Ended June 30, 1998 and 1997

             Notes to Consolidated Financial Statements                  4


        2.   Management's Discussion and Analysis or Plan of
             Operation
             Financial Condition and Results of Operations               4
             Liquidity and Capital Resources                             6
             Forward-Looking Statements                                  7
             Other Matters                                               9

 II          OTHER INFORMATION

        1.   Legal Proceedings                                           9

        2.   Changes in Securities                                       9

        3.   Defaults Upon Senior Securities                             9

        4.   Submission of Matters to a Vote of Security Holders         9

        5.   Other Information                                          10

        6.   Exhibits and Reports on Form 8-K                           10

                       PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       IMAGE GUIDED TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 1998
                                  (Unaudited)

 ASSETS
   Current assets:
     Cash and cash equivalents                                    $   168,000
     Accounts receivable, net of allowance for
       doubtful accounts of $348,000                                2,040,000
     Inventories, net                                               1,617,000
     Other current assets                                             237,000
                                                                  -----------
       Total current assets                                         4,062,000

   Property and equipment, net of accumulated
     depreciation of $ 677,000                                      4,269,000
   Goodwill, net of accumulated amortization of $161,000            5,645,000
   Other assets                                                       126,000
                                                                  -----------
       Total assets                                               $14,102,000
                                                                  -----------
                                                                  -----------
 LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                             $ 1,015,000
     Accrued liabilities                                              496,000
     Current portion of capital lease obligations                     274,000
     Current portion of notes payable                               1,540,000
                                                                  -----------
       Total current liabilities                                    3,325,000

   Capital lease obligations                                        1,145,000
   Line of credit                                                   1,834,000
   Notes payable, net of discount of $131,000                       1,584,000
                                                                  -----------
       Total liabilities                                            7,888,000

 Commitments and contingencies

 Shareholders' equity:
   Common Stock, no par value; 10,000,000 shares authorized;
     3,697,822 shares issued and outstanding                       10,447,000
   Accumulated deficit                                             (4,233,000)
                                                                  -----------
       Total shareholders' equity                                   6,214,000
                                                                  -----------
       Total liabilities and shareholders' equity                 $14,102,000
                                                                  -----------
                                                                  -----------

            The accompanying notes are an integral part of these
                           financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                            STATEMENT OF OPERATIONS
                                  (Unaudited)

                                     Three Months Ended         Six Months Ended
                                           June 30,                  June 30,
                                  ------------------------   ------------------------
                                      1998         1997          1998         1997
                                  -----------   ----------   -----------   ----------
Revenue                           $ 3,149,000   $1,324,000   $ 6,913,000   $2,496,000
Cost of goods sold                  2,164,000      560,000     4,571,000    1,114,000
                                  -----------   ----------   -----------   ----------
Gross profit                          985,000      764,000     2,342,000    1,382,000
                                  -----------   ----------   -----------   ----------
Operating expenses:
  Research and development            386,000      222,000       804,000      414,000
  Selling and marketing               429,000      157,000       720,000      318,000
  General and administrative          873,000      270,000     1,680,000      525,000
                                  -----------   ----------   -----------   ----------
      Total operating expenses      1,688,000      649,000     3,204,000    1,257,000
                                  -----------   ----------   -----------   ----------
Operating income (loss)              (703,000)     115,000      (862,000)     125,000

Other income (expense):
  Interest and other expense         (197,000)      (8,000)     (407,000)     (12,000)
  Interest and other income            14,000       56,000        57,000      125,000
                                  -----------   ----------   -----------   ----------

Income (loss) before
 extraordinary item                  (886,000)     163,000    (1,212,000)     238,000

Extraordinary item--loss
 on early extinguishment of debt,
 net of tax                          (253,000)         ---      (253,000)         ---
                                  -----------   ----------   -----------   ----------
Net income (loss)                 $(1,139,000)  $  163,000   $(1,465,000)  $  238,000
                                  -----------   ----------   -----------   ----------
                                  -----------   ----------   -----------   ----------
Earnings (loss) before
 extraoridinary item
  Basic                                $(0.24)       $0.05        $(0.33)       $0.08
  Diluted                              $(0.24)       $0.05        $(0.33)       $0.07

Earnings (loss) per share
 on net income
  Basic                                $(0.31)       $0.05        $(0.40)       $0.08
  Diluted                              $(0.31)       $0.05        $(0.40)       $0.07

Weighted average common
 shares outstanding
  Basic                             3,697,822    3,106,024     3,697,822    3,106,024
  Diluted                           3,697,822    3,568,178     3,697,822    3,568,178


            The accompanying notes are an integral part of these
                          financial statements.

                       IMAGE GUIDED TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended June 30,
                                                          -------------------------
                                                              1998          1997
                                                          -----------    ----------
OPERATING ACTIVITIES:
Net income (loss)                                         $(1,465,000)   $  238,000
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization                               542,000        68,000
  Extraordinary loss, net of tax                              253,000           ---
  Write-off fixed assets                                          ---         8,000
  Provision for doubtful accounts                             172,000         9,000
  Provision for inventory obsolescence                         24,000        30,000
  Changes in operating assets and liabilities:
    Accounts receivable                                       455,000      (435,000)
    Inventories                                               (12,000)      (40,000)
    Other current assets and other assets                      31,000        26,000
    Accounts payable                                           27,000      (125,000)
    Accrued liabilities                                         2,000       (69,000)
                                                          -----------    ----------
      Net cash provided by (used in) operating activities      29,000      (290,000)
                                                          -----------    ----------

INVESTING ACTIVITIES:
Additions to property and equipment                          (169,000)     (144,000)
                                                          -----------    ----------
      Net cash used in investing activities                  (169,000)     (144,000)
                                                          -----------    ----------

FINANCING ACTIVITIES:
Proceeds from stock option exercise                             4,000           ---
Principal payments on capital leases                         (175,000)       (7,000)
Principal payments on term loan                              (317,000)          ---
Proceeds from debt                                          5,112,000           ---
Net proceeds from capital line of credit                       75,000           ---
Net payments on working line of credit                       (579,000)          ---
Principal payments to extinguish term loan                 (5,028,000)          ---
                                                          -----------    ----------
      Net cash used in financing activities                  (908,000)       (7,000)
                                                          -----------    ----------
Net decrease in cash and cash equivalents                  (1,048,000)     (441,000)
Cash and cash equivalents at beginning of period            1,216,000     5,240,000
                                                          -----------    ----------
Cash and cash equivalents at end of period                $   168,000    $4,799,000
                                                          -----------    ----------
                                                          -----------    ----------

SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                             $   355,000    $    6,000
SUPPLEMENTAL NON-CASH INVESTING AND
 FINANCING ACTIVITIES
Warrants issued                                           $    50,000           ---


            The accompanying notes are an integral part of these
                         financial statements.

IMAGE GUIDED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

     The accompanying consolidated financial statements of Image Guided Technologies, Inc. (the "Company") are unaudited. The term "Company" includes it wholly owned subsidiary, Brimfield Precision, Inc. ("BPI") unless the context requires otherwise. In the opinion of management, such statements reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of results for the full year.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

     Inventories are comprised of the following at June 30, 1998:

          Raw materials                        $  612,000
          Work-in-process                         426,000
          Finished goods                          664,000
                                               ----------
                                                1,702,000
          Less allowance for obsolescence         (85,000)
                                               ----------
                                               $1,617,000
                                               ----------
                                               ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenue increased by $1,825,000, or approximately 138%, to $3,149,000 for the three months ended June 30, 1998, as compared to $1,324,000 for the three months ended June 30, 1997. This increase was due to the additional revenue provided by sales of surgical instruments and implants by Brimfield Precision, Inc. ("BPI"), offset by significantly slower sales for the Company's optical localizer business, mostly due to fewer orders from a single customer.

     Cost of goods sold increased by $1,604,000, or approximately 286%, to $2,164,000 for the three months ended June 30, 1998, compared to $560,000 for the three months ended June 30, 1997. Cost of goods sold as a percentage of revenue increased to 69% for the three months ended June 30, 1998, as compared to 42% for the three months ended June 30, 1997. This increase in cost of goods sold was attributable to increased sales provided by BPI and the increase in cost of goods sold as a percentage of revenue was primarily attributable to lower margins associated with the manufacture of surgical instruments and orthopedic implants by BPI and reduced optical localizer sales.

     Research and development expenses increased by $164,000, or approximately 74%, to $386,000 for the three months ended June 30, 1998, compared to $222,000 for the three months ended June 30, 1997. This increase was principally due to expenses for new image guided surgery product development and to the consolidation of BPI's research and development expenses.

     Selling and marketing expenses increased by $272,000 or approximately 173%, to $429,000 for the three months ended June 30, 1998 as compared to $157,000 for the three months ended June 30, 1997. This increase was attributable to a $150,000 expense to increase bad debt reserve for a potentially uncollectible receivable identified during the period. The remainder of the increase was due to the addition of personnel and related expenses for the Company's optical localizer business, as well as the consolidation of BPI's selling and marketing expenses.

     General and administrative expenses increased by $603,000 or approximately 223%, to $873,000 for the three months ended June 30, 1998, as compared to $270,000 for the three months ended June 30, 1997. This increase was primarily attributable to the amortization of goodwill related to the acquisition of BPI, to additional corporate expenses necessary to restructure debt related to the acquisition of BPI and to continue to integrate BPI after the acquisition, to increased salaries, and to the consolidation of BPI's general and administrative expenses.

     Operating income decreased by $818,000 to $(703,000) for the three months ended June 30, 1998 compared to operating income of $115,000 for the three months ended June 30, 1997. This decrease was primarily attributable to a significant decline in the Company's optical localizer sales, to increased costs associated with the acquisition and integration of BPI, to product development costs related to the Company's optical localizer business, and to the non-cash expense to increase bad debt reserves.

     Net other income (expense) decreased by $231,000 to $(183,000) for the three months ended June 30, 1998 as compared to $48,000 for the three months ended June 30, 1997. This change was primarily due to interest expense on debt in connection with the acquisition of BPI.

     The Company realized an extraordinary loss of $253,000 during the period for warrants associated with the early extinguishment of debt.

     As a result of the foregoing, the Company's net loss was $(1,139,000) for the three months ended June 30, 1998, compared to net income of $163,000 for the three months ended June 30, 1997.


SIX MONTHS ENDED JUNE 30, 1998 AND 1997

     Revenue increased by $4,417,000, or approximately 177%, to $6,913,000 for the six months ended June 30, 1998, as compared to $2,496,000 for the six months ended June 30, 1997. This increase was primarily due to the additional revenue provided by sales of surgical instruments and implants by Brimfield Precision, Inc. offset by significantly lower sales of the Company's optical localizer systems.

     Cost of goods sold increased by $3,457,000, or approximately 310%, to $4,571,000 for the six months ended June 30, 1998, compared to $1,114,000 for the six months ended June 30, 1997. Cost of goods sold as a percentage of revenue increased to 66% for the six months ended June 30, 1998, as compared to 45% for the six months ended June 30, 1997. This increase in cost of goods sold was primarily attributable to increased sales provided by BPI and the increase in cost of goods sold as a percentage of revenue was primarily attributable to lower margins associated with the manufacture of surgical instruments and orthopedic implants by BPI and reduced optical localizer sales.

     Research and development expenses increased by $390,000, or approximately 94%, to $804,000 for the six months ended June 30, 1998, compared to $414,000 for the six months ended June 30, 1997. This increase was principally due to expenses for image guided surgery product development, and to the consolidation of BPI's research and development expenses.

     Selling and marketing expenses increased by $402,000 or approximately 126%, to $720,000 for the six months ended June 30, 1998 as compared to $318,000 for the six months ended June 30, 1997. This increase was primarily attributable to an increase in bad debt reserves for a potentially uncollectible receivable, and to the consolidation of BPI's selling and marketing expenses.

     General and administrative expenses increased by $1,155,000 or approximately 220%, to $1,680,000 for the six months ended June 30, 1998, as compared to $525,000 for the six months ended June 30, 1997. This increase was attributable to the amortization of goodwill related to the acquisition of BPI, to the additional expenses necessary to acquire and integrate BPI, to increased salaries, and to the consolidation of BPI's general and administrative expenses.

     Operating income decreased by $987,000 to $(862,000) for the six months ended June 30, 1998 compared to operating income of $125,000 for the six months ended June 30, 1997. This decrease was primarily attributable to increased costs associated with the acquisition of BPI and to product development costs.

     Net other income (expense) decreased by $463,000 to $(350,000) for the six months ended June 30, 1998 as compared to $113,000 for the six months ended June 30, 1997. This change was primarily due to interest expense on debt in connection with the acquisition of BPI and due to reduced interest income on cash reserves.

     As a result of the foregoing, the Company's net loss was $(1,465,000) for the six months ended June 30, 1998, compared to net income of $238,000 for the six months ended June 30, 1997.


LIQUIDITY AND CAPITAL RESOURCES

     During the six months ended June 30, 1998, $29,000 in cash was provided by operating activities, depreciation and amortization, the write-off of warrants associated with debt, increases in bad debt reserves, and decreases in accounts receivable, offset by a net loss. The Company used $169,000 in cash for investing activities during the six-month period ended June 30, 1998 to purchase property and equipment. Also during the six-month period ended June 30, 1998, $908,000 in cash was used in financing activities, principally for payments on debt and principal payments on capital leases.

     As of June 30, 1998, the Company had working capital of $737,000, compared to working capital of $2,197,000 at December 31, 1997. The change in working capital was primarily the result of decreases in cash and accounts receivable. In order to improve cash flow and working capital, the Company reduced personnel and associated costs related to the optical localizer business during the period (such reduction was somewhat offset by the continuing salary and associated costs of the former President and Chief Operating Officer). The Company has received increased orders for localizers subsequent to June 30, 1998, which indicates an upward trend in the sales of optical localizer products.

     BPI is projecting lower revenues for the second half of 1998 as compared to the first half of 1998. As a result of the projected lower revenues, and to improve operating efficiencies, BPI recently reduced personnel and associated costs. During the June 30, 1998 quarter, the Company increased its bad debt reserve by $150,000 to cover its estimated exposure to a $450,000 past due receivable.

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

     On April 3, 1998, Imperial Bank (which had provided the bank loan for the acquisition of BPI) assigned its loan to BankBoston. After the assignment, BankBoston and the Company amended and restated the loan to provide for a $2,700,000 sixty-month term loan (payable in 58 installments of $40,000 in principal with a final principal payment of $380,000) at an interest rate initially equal to the BankBoston base rate plus one-half of one percent on the unpaid principal balance, and up to $3,000,000 (the actual amount to be determined by calculating the borrowing base) pursuant to a twenty-four month revolving loan at an interest rate initially equal to the BankBoston base rate plus one-quarter of one percent. In addition, the Company anticipates acquiring additional capital equipment during the remainder of 1998, and plans to finance such purchases using its equipment line of credit with BankBoston. The Company had agreed to raise $1,000,000 by July 2, 1998 to pay off the $500,000 note due Cruttenden and to reduce the principal amount of the BankBoston term loan by $500,000. BankBoston has extended the July 2, 1998 funding date to August 31, 1998 and also waived several June 30, 1998 covenants.

OTHER MATTERS

     The Company's common stock is listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. For continued listing on the Nasdaq SmallCap Market, a company must maintain, among other things, a least $2,000,000 in net tangible assets and a minimum bid price of $1.00. For continued listing on the Boston Stock Exchange, a company must maintain, among other things, at least $1,000,000 in total assets and stockholders' equity of $500,000. The Nasdaq Stock Market, Inc. has notified the Company that it must demonstrate compliance with the Nasdaq SmallCap listing requirements by August 21, 1998 or it will be delisted.


NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standards No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131") was issued. SFAS 131 establishes standards for the reporting of segment operations in annual financial statements. SFAS 131 is effective for annual financial statements for periods beginning after December 15, 1997.

     The Company anticipates that the adoption of SFAS 131 will not have a material impact on its 1998 results of operations.


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

     DEBT. The Company has a term loan of $2,600,000 and a revolving loan of up to $3,000,000 with BankBoston. The Company also owes BankBoston approximately $1,300,000 in connection with equipment financings and anticipates financing additional equipment with BankBoston in 1998. The Company also owes Cruttenden Roth, Inc. $500,000 pursuant to a one-year note due December 12, 1998 with interest at 12% per annum. There can be no assurance that Bank Boston will extend the August 31, 1998 funding date or waive any future loan defaults that may occur.

     NEED FOR ADDITIONAL CAPITAL. The Company needs to raise additional capital to meet its obligations to BankBoston, Cruttenden Roth and to satisfy its other capital needs. There can be no assurance that such capital will be available on reasonable terms or at all.

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

     YEAR 2000 ISSUES. Many existing computer systems, applications software, and other control devices rely on only two digits to identify the year, without considering the impact of the upcoming change in the century. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000 (the "Year 2000 Issue"). The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger and accounts payable modules), customer service, manufacturing, infrastructure, embedded computer chips, networks, telecommunications equipment and end products. The Company also relies, directly or indirectly, on the external systems, software and devices of business enterprises such as customers, suppliers, creditors, financial organizations, consultants and governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the Year 2000 Issue will not have a material adverse effect on the results of operations or financial position of the Company in any given year. However, the consequences of incomplete or untimely resolution of the Year 2000 Issue will have a material adverse effect on the results of operations or financial position of the Company. Further, even if the Company's internal systems, applications and devices are not materially affected by the Year 2000 Issue, the Company could still be adversely affected through disruptions in the operations of other enterprises with which the Company interacts.

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


                            PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     BPI is party to two lawsuits, which, while the outcome cannot be predicted with certainty, the Company's management expects will not have a materially adverse affect on the consolidated financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

     On May 19, 1998, the Company issued to A. C. Allen & Co., Inc., a five-year warrant for 75,000 shares of the Company's common stock with an exercise price of $2.281 per share.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     BankBoston extended the requirement to raise $1,000,000 in equity to August 31, 1998 and waived cash flow and net worth covenants at June 30, 1998. See "Liquidity and Capital Resources."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company held its Annual Meeting of Shareholders on May 19, 1998. At the Annual Meeting, directors were elected to the Board, the Company's 1997 Stock Option Plan was amended to increase the number of shares available for grant to 800,000 shares, an Employee Stock Purchase Plan was approved and the selection of Price Waterhouse LLP as auditors for fiscal 1998 was ratified. The results of the balloting were as follows:

ELECTION OF DIRECTORS

                                               FOR             WITHHELD
                                             ---------         --------
     A. Clinton Allen                        2,496,671          112,572
     Clifford F. Frith                       2,486,671          112,572
     Terry R. Knapp, M.D.                    2,470,671          128,572
     William G. Lyons                        2,486,671          112,572
     Paul  L. Ray                            2,178,523          470,720

AMENDMENT TO 1997 STOCK OPTION PLAN

          FOR                        AGAINST                  ABSTAIN
       2,360,268                     237,475                   1,500

APPROVAL OF EMPLOYEE STOCK PURCHASE PLAN

          FOR                        AGAINST                  ABSTAIN
       2,366,818                     230,925                   1,500

RATIFICATION OF APPOINTMENT OF PRICE WATERHOUSE LLP

          FOR                        AGAINST                  ABSTAIN
       2,596,243                        0                      3,000

ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

           Exhibit
            Number                      Description of Document
           -------                      -----------------------
            10.31       Common Stock Purchase Warrant  A. C. Allen & Co. Inc.
            10.32       Consulting Agreement A. C. Allen & Co. Inc.
             27.1       Financial Data Schedule for current year
                        See also 10K.


(b) Form 8-K Reports

     None

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IMAGE GUIDED TECHNOLOGIES, INC.
                                 (Registrant)




                                          By:  /s/ Paul L. Ray
                                             ---------------------------------
August 14, 1998                                Paul L. Ray
                                               Chairman of the Board, President
                                               and Chief Executive Officer



                                          By:  /s/ Jeffrey J. Hiller
                                             ---------------------------------
August 14, 1998                                Jeffrey J. Hiller
                                               Vice President and Chief
                                               Financial Officer (Principal
                                               Accounting Officer)