Form 10QSB
period 1998-09-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1998-11-16
CIK 1019656

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark One)
[X]     QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998

                                       or

[ ]     TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    -------------------

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


                                 (303) 447-0248
                                 --------------
                 (Issuer's telephone number including area code)




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,705,222 shares of common stock, no par value, were outstanding on October 31, 1998.

Transitional Small Business Disclosure Format (check one); Yes      No  X
                                                              ----    ----

                                Table of Contents


Part    Item                                                                                              Page
I                  FINANCIAL INFORMATION

          1.       Consolidated Financial Statements
                   Consolidated Balance Sheet - September 30, 1998 ......................................    1
                   Consolidated Statement of Operations -- Three Months and Nine Months Ended
                   September 30, 1998 and 1997 ..........................................................    2
                   Consolidated Statement of Cash Flows -- Nine Months Ended September 30, 1998
                   and 1997 .............................................................................    3
                   Notes to Consolidated Financial Statements ...........................................    4

          2.       Management's Discussion and Analysis or Plan of Operation
                   Financial Condition and Results of Operations ........................................    5
                   Liquidity and Capital Resources ......................................................    6
                   Other Matters ........................................................................    7
                   Forward-Looking Statements ...........................................................    8

II                 OTHER INFORMATION

          1.       Legal Proceedings ....................................................................   10

          2.       Changes in Securities ................................................................   11

          3.       Defaults Upon Senior Securities ......................................................   11

          4.       Submission of Matters to a Vote of Security Holders ..................................   11

          5.       Other Information ....................................................................   11

          6.       Exhibits and Reports on Form 8-K .....................................................   11

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         IMAGE GUIDED TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998
                                   (Unaudited)

ASSETS
  Current assets:
    Cash and cash equivalents ............................................     $     20,000
    Accounts receivable, net of allowance for doubtful accounts of
      $196,000                                                                    1,091,000
    Inventories, net .....................................................          966,000
    Investment- discontinued operations ..................................          792,000
    Other current assets .................................................          172,000
                                                                               ------------
      Total current assets ...............................................        3,041,000
  Property and equipment, net of accumulated depreciation of
      $352,000                                                                      745,000
  Goodwill, net of $23,000 accumulated amortization ......................          581,000
  Investment- discontinued operations ....................................        3,184,000
  Other assets ...........................................................           95,000
                                                                               ------------
      Total assets .......................................................     $  7,646,000
                                                                               ------------
                                                                               ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable .....................................................     $    619,000
    Accrued liabilities ..................................................          401,000
    Current portion of notes payable and capital lease obligations .......        1,583,000
                                                                               ------------
      Total current liabilities ..........................................        2,603,000

  Line of  credit ........................................................        2,046,000
  Notes payable, net of discount of $116,000 and capital lease obligations        1,500,000
                                                                               ------------
      Total liabilities ..................................................        3,546,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value; 10,000,000 shares authorized;
    3,705,222 shares issued and outstanding ..............................       10,457,000
 Accumulated deficit .....................................................       (8,960,000)
                                                                               ------------
      Total shareholders' equity .........................................        1,497,000
                                                                               ------------
                                                                               ------------
      Total liabilities and shareholders' equity .........................     $  7,646,000
                                                                               ------------
                                                                               ------------



   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                         --------------------------------   -------------------------------
                                              1998             1997             1998             1997
                                           -----------      -----------      -----------      -----------
Revenue ..............................     $ 2,121,000      $ 1,333,000      $ 5,094,000      $ 3,829,000
Cost of goods sold ...................       1,280,000          556,000        3,273,000        1,670,000
                                           -----------      -----------      -----------      -----------
Gross profit .........................         841,000          777,000        1,821,000        2,159,000
                                           -----------      -----------      -----------      -----------
Operating expenses:
  Research and development ...........         324,000          372,000        1,070,000          786,000
  Selling and marketing ..............         185,000          163,000          669,000          481,000
  General and administrative .........         525,000          300,000        1,392,000          825,000
                                           -----------      -----------      -----------      -----------
      Total operating expenses .......       1,034,000          835,000        3,131,000        2,092,000
                                           -----------      -----------      -----------      -----------
Operating income (loss) ..............        (193,000)         (58,000)      (1,310,000)          67,000
Other income (expense):
  Interest and other expense .........        (153,000)          (1,000)        (478,000)         (12,000)
  Interest and other income ..........           9,000           64,000           66,000          188,000
                                           -----------      -----------      -----------      -----------
Income (loss) from continuing
operations ...........................        (337,000)           5,000       (1,722,000)         243,000
Extraordinary item--loss on early
extinguishment of debt, net of tax ...            --               --           (253,000)            --

Discontinued operations:
  Loss  from discontinued operations .          21,000             --            193,000             --
  Loss on disposal ...................      (4,411,000)            --         (4,411,000)            --
                                           -----------      -----------      -----------      -----------
Net income (loss) ....................     $(4,727,000)     $     5,000      $(6,193,000)     $   243,000
                                           -----------      -----------      -----------      -----------
                                           -----------      -----------      -----------      -----------
Earnings (loss) per share from
continuing operations
  Basic ..............................     $     (0.09)     $      0.00      $     (0.46)     $      0.08
  Diluted ............................     $     (0.09)     $      0.00      $     (0.46)     $      0.07
Loss per share from extraordinary item
  Basic ..............................            --               --        $     (0.07)            --
  Diluted ............................            --               --        $     (0.07)            --
Loss per share from discontinued
operations
  Basic ..............................     $     (1.19)            --        $     (1.14)            --
  Diluted ............................     $     (1.19)            --        $     (1.14)            --
Earnings (loss) per share
  Basic ..............................     $     (1.28)     $      0.00      $     (1.67)     $      0.08
  Diluted ............................     $     (1.28)     $      0.00      $     (1.67)     $      0.07
Weighted average common shares
outstanding
   Basic .............................       3,705,222        3,108,720        3,705,222        3,106,922
   Diluted ...........................       3,705,222        3,520,069        3,705,222        3,549,047


   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)






                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                       ------------------------------------
                                                                            1998                1997
                                                                       ---------------     ----------------
OPERATING ACTIVITIES:
Net income (loss) ...............................................        $(6,193,000)        $   243,000
Net loss from discontinued operations ...........................         (4,218,000)               --
Income (loss) from continuing operations ........................         (1,975,000)            243,000
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
  Depreciation and amortization .................................            505,000             106,000
  Extraordinary loss, net of tax ................................            253,000                --
  Loss on disposal of fixed assets ..............................               --                 8,000
  Provision for doubtful accounts ...............................             20,000              14,000
  Provision for inventory obsolescence ..........................             37,000              48,000
  Changes in operating assets and liabilities:
    Accounts receivable .........................................            275,000            (478,000)
    Inventories .................................................             93,000             (47,000)
    Other current assets and other assets .......................           (183,000)              9,000
    Accounts payable ............................................            (59,000)           (113,000)
    Accrued liabilities .........................................              6,000             (69,000)
                                                                         -----------         -----------
      Net cash used in continuing operations ....................         (1,028,000)           (279,000)
                                                                         -----------         -----------
      Net cash provided by discontinued operations ..............            987,000                --
INVESTING ACTIVITIES:
Additions to property and equipment .............................           (269,000)           (195,000)
                                                                         -----------         -----------
      Net cash used in investing activities .....................           (269,000)           (195,000)
                                                                         -----------         -----------
FINANCING ACTIVITIES:
Proceeds from stock option exercise .............................             14,000                --
Capital stock repurchases .......................................               --               (26,000)
Principal payments on capital leases ............................           (241,000)            (11,000)
Principal payments on term loan .................................           (452,000)               --
Proceeds from debt ..............................................          2,700,000                --
Net proceeds from capital line of credit ........................          2,121,000                --
Principal payments to extinguish term loan ......................         (5,028,000)               --
                                                                         -----------         -----------
      Net cash used in financing activities .....................           (886,000)            (37,000)
                                                                         -----------         -----------
Net decrease in cash and cash equivalents .......................         (1,196,000)           (511,000)
Cash and cash equivalents at beginning of period ................          1,216,000           5,240,000
                                                                         -----------         -----------
Cash and cash equivalents at end of period ......................        $    20,000         $ 4,729,000
                                                                         -----------         -----------
                                                                         -----------         -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid ...................................................        $   515,000         $     9,000
SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Warrants issued .................................................        $   169,000                --


   The accompanying notes are an integral part of these financial statements.

IMAGE GUIDED TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

         The accompanying consolidated financial statements of Image Guided Technologies, Inc. (the "Company") are unaudited. The term "Company" includes its wholly owned subsidiary, Brimfield Precision, Inc. ("BPI") unless the context requires otherwise. In the opinion of management, such statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation. Interim results of operations are not necessarily indicative of results for the full year.

         The consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of BPI as discontinued operations for the three and nine months ended September 30, 1998. There were no operations of the general instrument and implant business units during the three and nine months ended September 30, 1997 as the acquisition date of BPI was December 12, 1997.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.  Inventories

         Inventories of continuing operations are comprised of the following at September 30, 1998:


          Raw materials .................        $   351,000
          Work-in-process ...............            263,000
          Finished goods ................            440,000
                                                 -----------
                                                   1,054,000
          Less allowance for obsolescence            (88,000)
                                                 -----------
                                                 $   966,000
                                                 ===========

3.    Discontinued operations

         On September 24, 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, Brimfield Precision, Inc. The Company anticipates that the business will be sold by December 31, 1998. Management believes that the general instrument and implant business units represent a separate and major line of business. Accordingly, the consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units as discontinued operations for the three and nine months ended September 30, 1998. Net assets of the discontinued operations consist primarily of accounts receivable, inventories and property, plant, and equipment. The estimated loss on the disposal of the net assets is $4,411,000, consisting of an estimated loss on disposal of the business of $4,348,000 and a provision of $63,000 for anticipated operating losses until disposal.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion of the results of operations and financial condition should be read in conjunction with the financial statements and notes thereto.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenue increased by $788,000, or approximately 59%, to $2,121,000 for the three months ended September 30, 1998, as compared to $1,333,000 for the three months ended September 30, 1997. This increase was primarily due to the additional revenue provided by sales of instruments from the minimally invasive surgical instrument business unit of Brimfield Precision, Inc. ("BPI").

         Cost of goods sold increased by $724,000, or approximately 130%, to $1,280,000 for the three months ended September 30, 1998, compared to $556,000 for the three months ended September 30, 1997. Cost of goods sold as a percentage of revenue increased to 60% for the three months ended September 30, 1998, as compared to 42% for the three months ended September 30, 1997. This increase in cost of goods sold was attributable to increased sales provided by the minimally invasive surgical instrument business unit of BPI and the increase in cost of goods sold as a percentage of revenue was primarily attributable to lower margins associated with the manufacture of minimally invasive surgical instruments.

         Research and development expenses decreased by $48,000 or approximately 13%, to $324,000 for the three months ended September 30, 1998, compared to $372,000 for the three months ended September 30, 1997. This decrease was principally due to the Company reducing engineering personnel and related expenses associated with its optical localizer business offset by the Company's continued investment in its image guided surgery product development.

         Selling and marketing expenses increased by $22,000 or approximately 13%, to $185,000 for the three months ended September 30, 1998 as compared to $163,000 for the three months ended September 30, 1997. This increase was due to the consolidation of the selling and marketing expenses related to BPI's minimally invasive surgical instrument business unit.

         General and administrative expenses increased by $225,000 or approximately 75%, to $525,000 for the three months ended September 30, 1998, as compared to $300,000 for the three months ended September 30, 1997. This increase was primarily attributable to the amortization of goodwill and other expenses related to the acquisition of BPI and to the consolidation of the general and administrative expenses for BPI's minimally invasive surgical instrument business unit.

         Operating loss increased by $135,000 to $(193,000) for the three months ended September 30, 1998 compared to operating loss of $(58,000) for the three months ended September 30, 1997. This increase was primarily attributable to increased costs associated with the acquisition and integration of BPI and to the lower profit margins associated with the sale of minimally invasive surgical instruments.

         Net other income (expense) decreased by $81,000 to $(144,000) for the three months ended September 30, 1998 as compared to $63,000 for the three months ended September 30, 1997. This change was primarily due to interest expense on debt in connection with the acquisition of BPI and loss of interest income on cash reserves.

         As a result of the foregoing, the Company's net loss from continuing operations was $(337,000) for the three months ended September 30, 1998, compared to net income from continuing operations of $5,000 for the three months ended September 30, 1997.

         The Company recorded an estimated net loss of $(4,390,000) on the sale of the general instrument and implant business units of its subsidiary, BPI and as a result, had a net loss of $(4,727,000) for the three months ended September 30, 1998 as compared to net income of $5,000 for the three months ended September 30, 1997.


NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Revenue increased by $1,265,000, or approximately 33%, to $5,094,000 for the nine months ended September 30, 1998, as compared to $3,829,000 for the nine months ended September 30, 1997. This increase was primarily due to the additional revenue provided by the sale of minimally invasive surgical instruments by BPI's minimally invasive surgical instrument business unit offset by significantly lower sales of optical localizer systems during the first six months of 1998.

         Cost of goods sold increased by $1,603,000, or approximately 96%, to $3,273,000 for the nine months ended September 30, 1998, compared to $1,670,000 for the nine months ended September 30, 1997. Cost of goods sold as a percentage of revenue increased to 64% for the nine months ended September 30, 1998, as compared to 44% for the nine months ended September 30, 1997. This increase in cost of goods sold was attributable to increased sales provided by BPI's minimally invasive surgical instrument business unit, and the increase in cost of goods sold as a percentage of revenue was primarily attributable to lower margins associated with the manufacture of minimally invasive surgical instruments.

         Research and development expenses increased by $284,000, or approximately 36%, to $1,070,000 for the nine months ended September 30, 1998, compared to $786,000 for the nine months ended September 30, 1997. This increase was principally due to expenses for image guided surgery product development.

         Selling and marketing expenses increased by $188,000 or approximately 39%, to $669,000 for the nine months ended September 30, 1998 as compared to $481,000 for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in bad debt reserves for a potentially uncollectible receivable and to the consolidation of the selling and marketing expenses of BPI's minimally invasive surgical instrument business unit.

         General and administrative expenses increased by $567,000 or approximately 69%, to $1,392,000 for the nine months ended September 30, 1998, as compared to $825,000 for the nine months ended September 30, 1997. This increase was attributable to the amortization of goodwill related to the acquisition of BPI, to the additional expenses necessary to acquire and integrate BPI, to increased salaries, and to the consolidation of BPI's general and administrative expenses of the general instruments and implant business units.

         Operating income decreased by $1,243,000 to $(1,310,000) for the nine months ended September 30, 1998 compared to operating income of $67,000 for the nine months ended September 30, 1997. This increase was primarily attributable to reduced sales of optical localizer systems, increased costs associated with the acquisition of BPI, to product development costs, and to the increase in the bad debt reserve.

         Net other income (expense) decreased by $236,000 to $(412,000) for the nine months ended September 30, 1998 as compared to $176,000 for the nine months ended September 30, 1997. This change was primarily due to interest expense on debt in connection with the acquisition of BPI and due to reduced interest income on cash reserves.

         As a result of the foregoing, the Company's net loss from continuing operations was $(1,722,000) for the nine months ended September 30, 1998, compared to net income of $243,000 for the nine months ended September 30, 1997.

         The Company realized an extraordinary loss of $253,000 during the period for warrants associated with the early extinguishment of debt.

         Net loss for the nine months ended September 30, 1998 was $(6,193,000) as compared to net income of $243,000 for the nine months ended September 30, 1997 principally due to the Company recording an estimated net loss of $(4,218,000) on the disposal of the general instrument and implant business units of its subsidiary, BPI.


LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1998, $1,028,000 in cash was used by operating activities as a result of the Company's loss from continuing operations offset by depreciation and amortization, the write-off of warrants associated with debt, and decreases in accounts receivable. The Company used $269,000 in cash for investing activities during the nine-month period ended September 30, 1998 to purchase property and equipment. Also during the nine-month period ended September 30, 1998, $886,000 in cash was used in financing activities, principally for payments on debt and principal payments on capital leases.

         As a result of the plan to sell the general instrument and implant business units of BPI, the Company reported net cash provided by discontinued operations of $987,000. Cash provided is due to net income from these business units, depreciation, increases in bad debt reserve, decreases in inventories, and decreases in other assets.

         As of September 30, 1998, the Company had working capital of $438,000, compared to working capital of $2,197,000 at December 31, 1997. The change in working capital was primarily the result of decreases in cash and accounts receivable. In order to improve cash flow and working capital, the Company reduced personnel and associated costs related to the optical localizer business and BPI during the period (such reduction was somewhat offset by the continuing salary and associated costs of the former President and Chief Operating Officer). The Company's increase in localizer sales during the three months ended September 30, 1998 and increased orders for this product for the three months ended December 31, 1998 both indicate an upward trend in the sales of optical localizer products.

         On April 3, 1998, Imperial Bank (which had provided the bank loan for the acquisition of BPI) assigned its loan to BankBoston. After the assignment, BankBoston and the Company amended and restated the loan to provide for a $2,700,000 sixty-month term loan (payable in 58 installments of $40,000 in principal with a final principal payment of $380,000) at an interest rate initially equal to the BankBoston base rate plus one-half of one percent on the unpaid principal balance, and up to $3,000,000 (the actual amount to be determined by calculating the borrowing base) pursuant to a twenty-four month revolving loan at an interest rate initially equal to the BankBoston base rate plus one-quarter of one percent. Due to various loan covenant violations, BankBoston increased the interest rate on its term loan by 100 basis points, increased the interest rate on its revolving loan by 100 basis points, and capped the Company's line of credit at $2,000,000. BankBoston has recently increased the cap on the revolving loan to $2,250,000. The Company's borrowings are currently within its borrowing base and the Company believes the increased amount on the revolver will be adequate to fund the Corporation's operations for the remainder of 1998. The Company plans to reduce the outstanding balance of its term loan, revolving loan and capital lease obligations with BankBoston upon completions of the sale of BPI's general instrument and implant business units.

         On September 24, 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, Brimfield Precision, Inc. The Company anticipates that the business will be sold by December 31, 1998. Net assets of the discontinued operations consist primarily of accounts receivable, inventories and property, plant, and equipment. The estimated loss on the disposal of these business units is $4,411,000, consisting of an estimated loss on disposal of the business of $4,348,000 and a provision of $63,000 for anticipated operating losses until disposal. While the Company has signed a letter of intent with Paragon
Medical, Inc. for the sale of these business units, there can be no assurance the sale will close, or if it does close, that it will close on the contemplated terms.

OTHER MATTERS

         The Company's common stock is listed on the Nasdaq SmallCap Market and the Boston Stock Exchange. For continued listing on the Nasdaq SmallCap Market, a company must maintain, among other things, at least $2,000,000 in net tangible assets and a minimum bid price of $1.00. For continued listing on the Boston Stock Exchange, a company must maintain, among other things, at least $1,000,000 in total assets and stockholders' equity of $500,000. On November 11, 1998, a Nasdaq listing qualifications panel granted the Company a temporary exemption from the Nasdaq SmallCap Market's listing requirements to allow the Company's stock to continue to be listed on the Nasdaq SmallCap Market. This exemption is subject to certain conditions which the Company cannot guarantee it will meet and expires on January 15, 1999.

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

         POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. Since the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by the availability of such components and subassemblies from vendors.

         DEBT. The Company has a term loan of $2,500,000 and a revolving loan of up to $2,250,000 with BankBoston. The Company also owes BankBoston approximately $1,300,000 in connection with equipment financings. The Company also owes Cruttenden Roth, Inc. $500,000 pursuant to a one-year subordinated note due December 12, 1998 with interest at 12% per annum. See "Part II, Item 3.
Defaults upon Senior Securities".

         NEED FOR ADDITIONAL CAPITAL. If BPI's general instrument and implant business units are not sold by the end of the year, the Company will need additional capital to meet its obligations with BankBoston, Cruttenden Roth and to satisfy its other capital needs. Moreover, even if such business units are sold, the Company may still need additional capital depending on the ultimate sale price, the Company's cash flow for the quarter and BankBoson's and Cruttenden Roth's willingness to renegotiate their loans. There can be no assurance that such capital will be available on reasonable terms or at all. See "Liquidity and Capital Resources".

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

         YEAR 2000 ISSUES. The company has in place a program to address Year 2000 readiness in its internal systems and with its key customers and suppliers. The following discussion does not include the general instrument and implant business units of BPI which are discontinued operations. The
Year 2000 issue is the result of computer logic that was written using two digits rather than four to define the applicable year. Any computer logic that processes date-sensitive information may recognize the date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations of system failures.

         Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and plans to begin and complete the remediation phase by March 31, 1999. With respect to its non-information technology systems, the Company has completed approximately 70% of the assessment phase and has yet to begin the remediation phase. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by June 30, 1999. The company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by June 1999.

         The Company also plans to communicate with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. While a formal survey has not yet begun, preliminary discussions with customers and suppliers indicate that these parties have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers are expected to be completed by June 30, 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31, 1999.

         The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's result of operations or financial condition.

         The Company's readiness programs will also include the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans should be complete by June 30, 1999 and, by way of examples, will include back-up procedures, identification of alternate suppliers, where possible, and increases in safety inventory levels. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues which may arise.

         The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers and financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers of electrical component parts, semi-conductors, printed circuit boards, and other raw materials do not timely provide the Company with necessary inventories or services due to Year 2000 systems failures.

         The statements set forth herein concerning Year 2000 issues which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. In particular, the costs associated with the Company's Year 2000 programs and the time-frame in which the Company plans to complete Year 2000 modifications are based upon management's best estimate. These estimates were derived from internal assessments and assumptions of future events. These estimates may be adversely affected by the continued availability of personnel and system resources, and by the failure of significant third parties to properly address Year 2000 issues. Therefore, there can by no guarantee that any estimates, or other forward-looking statements will be achieved, and actual results could differ significantly from those contemplated.

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




                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         BPI is party to a lawsuit, which, while the outcome cannot be predicted with certainty, the Company's management expects will not have a materially adverse affect on the consolidated financial position or results of operations of the Company.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         At September 30, 1998, the Company was in default on its cash flow, total liabilities to net worth and equity covenants with BankBoston. In addition, the Company has not raised the $1,000,000 in new equity required under its BankBoston loan. The Company has received a waiver from BankBoston for loan violations through November 16, 1998. See "Liquidity and Capital Resources."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      Exhibit
       Number                         Description of Document
      -------                         -----------------------
        27.1      Financial Data Schedule for current year



                   See also 10K.

(b) Form 8-K Reports

         The Company filed on August 24, 1998 a Report on Form 8-K discussing a letter of intent between the Company and Founders Equity, Inc.

                                   Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                                  (Registrant)




                                By:  /s/ Paul L. Ray
                                     ------------------------
November 16, 1998                    Paul L. Ray
                                     Chairman of the Board, President and Chief
                                     Executive Officer



                                 By: /s/ Jeffrey J. Hiller
                                     ------------------------
November 16, 1998                    Jeffrey J. Hiller
                                     Vice President and Chief Financial Officer
                                     (Principal Accounting Officer)