Form 10KSB40
period 1998-12-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-04-15
CIK 1019656

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to______________

                        Commission file number: 001-12189

                         IMAGE GUIDED TECHNOLOGIES, INC.
                         -------------------------------
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

Issuer's telephone number: (303) 447-0248

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class              Name of each exchange on which registered
      -------------------              -----------------------------------------
   Common Stock, no par value                  The Boston Stock Exchange


Securities registered under Section 12(g) of the Exchange Act:  None

Check whether Image Guided Technologies, Inc. (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $7,154,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,127,870 as of April 12, 1999.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,803,020 shares of common stock, no par value, were outstanding on April 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):  Yes   ; No X
                                                               ---    ---

                                           Table of Contents

            Item                                                                         Page
Part I        1.     Description of Business                                               1

              2.     Description of Property                                               6

              3.     Legal Proceedings                                                     6

              4.     Submission of Matters to a Vote of Security Holders                   6

Part II       5.     Market for Common Equity and Related Stockholder Matters              7

              6.     Management's Discussion and Analysis or Plan of Operation             8

              7.     Financial Statements                                                 13

Part III      8.     Changes In and Disagreements With Accountants on Accounting and      30
                         Financial Disclosure

              9.     Directors, Executive Officers, Promoters and Control Persons;        30
                         Compliance With Section 16(a) of the Exchange Act.

             10.     Executive Compensation                                               32

             11.     Security Ownership of Certain Beneficial Owners and Management       35

             12.     Certain Relationships and Related Transactions                       37

             13.     Exhibits and Reports on Form 8-K                                     38

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

        Image Guided Technologies, Inc. (the "Company") was incorporated in Colorado in 1990, and until December 1997, substantially all its revenues were derived from sales of 3D optical measurement devices ("optical localizers") manufactured at the Company's Boulder, Colorado facility (the Company's Boulder, Colorado operations are sometimes referred to as "IGT"). In December 1997, the Company purchased all the stock of Brimfield Precision, Inc. ("BPI"). BPI manufactured general instruments and orthopedic implants and orthopedic instrumentation at its Brimfield, Massachusetts facility and minimally invasive surgical instruments at its Springfield, Massachusetts facility.

        On September 24, the Company adopted a plan to sell the net assets of the general instrument and implant business units of Brimfield and to retain the surgical instruments operation in Springfield, Mass. The plan was effected on March 30, 1999 with the closing of the sale and changing of the name of the retained operation to Springfield Surgical Instruments, Inc. ("Springfield"). The Company plans to continue the Springfield operations which will continue to manufacture minimally invasive surgical instruments. The general instrument and implant business units of Brimfield represent a separate major line of business, and, accordingly, are reflected in the accompanying consolidated financial statements as a discontinued operation for all periods presented.

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

        IGT's FlashPoint-Registered Trademark- localizer is a key component of the anatomical image display workstation used by physicians to perform image guided surgery, a specialty procedure in the field of minimally invasive surgery. When the FlashPoint localizer is combined with the imaging software provided by IGT's customers, the location of specially designed surgical instruments can be tracked in relation to the patient's anatomy during surgical procedures by display as an overlay on a magnetic resonance imaging ("MRI") or computerized tomography ("CT") image. IGT's Pixsys-TM-localizer is used in industrial applications to measure the position or shape of objects in 3D space.

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

        IGT has provided various instruments, such as probes and pointers, containing LEDs and Dynamic Reference Frames as component parts to its optical localizers. For both medical and industrial applications, the LEDs are placed on the instrument, and the distance between the LED and the tip of the instrument is precisely calibrated. The medical instruments are designed to be reused on a limited basis, while an industrial instrument can normally be reused until it no longer fulfills its intended use. The Company has begun to manufacture image guided instruments at its Springfield, Massachusetts facility.

        MINIMALLY INVASIVE SURGICAL INSTRUMENTS. Springfield's instruments are used in minimally invasive surgical procedures. Springfield controls all aspects of the manufacturing process from machining through finishing, including in-house passivation and laser marking.

CUSTOMERS AND USE

        OPTICAL LOCALIZERS. IGT sells most of its optical localizers to original equipment manufacturers ("OEMs"). During 1998, approximately 88% of IGT's total revenues were derived from its six largest customers.

         IGT's FlashPoint product is used to determine the position in 3D space of the surgical probe or instrument. The FlashPoint 5000 medical optical localizer is a component integrated into several medical devices. Sales of localizers and related components to medical customers constituted approximately 82% of IGT sales in 1998. Some medical customers and illustrative uses are set forth below.

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

SOFMAR DANEK-A SUBSIDIARY OF MEDTRONIC, HEADQUARTERED IN MEMPHIS, TENNESSEE. Sofmar Danek incorporates IGT's Flashpoint system into an image guided system which is marketed through Xomed, Inc., for use in Functional Endoscopic Sinus Surgery (FESS). They also employs the Flashpoint in their Frameless Stereotaxy. This real-time, free-hand stereotaxy system is primarily used in neurosurgical applications.

        IGT's Pixsys product is used to determine the shape or position of an object by rapidly collecting a large number of points on the object's surface or locating a particular location on the object. Sales of localizers and related accessories to industrial customers constituted approximately 18% of IGT's sales in 1998. A key industrial customer and illustrative use is set forth below.

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

        MINIMALLY INVASIVE SURGICAL INSTRUMENTS. The two largest customers for minimally invasive surgical instruments in 1998 were Davol, Inc., a subsidiary of Bard International, and Stryker Endoscopy. Neither company is expected to be a significant customer in 1999.

MARKETING AND SALES

        IGT's marketing strategy focuses on selling its localizers to OEM customers. Springfield is a contract manufacturer for medical supply companies. None of the Company's customers has entered into a long-term minimum purchase agreement with the Company. Accordingly, purchases from the Company by customers in any prior period may not be indicative of orders or purchases in any future period, and there can be no assurance that these companies will remain customers of the Company.

BACKLOG

        At December 31, 1998, the Company's backlog was approximately $1,526,000. Since backlog fluctuates depending on how customers order their products and over what period of time, the Company currently does not consider backlog to be a meaningful indicator of future sales.

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

        The competition for the contract manufacturing of surgical instruments provided by Springfield is, in general, from other machine shops that can manufacture product to a customer's design specifications.

        The methods of competition for the Company are in general based on quality, price and delivery.

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

        Springfield's surgical instruments manufacturing activities primarily consist of assembling components, machining high quality titanium and cobalt chrome alloys, or some combination thereof, and finishing the product to include passivation and laser marking. Raw materials are generally available from many suppliers.

        Springfield utilizes several types of high-technology machine tools in its manufacturing operations. Its computer numerically controlled ("CNC") machines are programmable milling and turning machines used to remove metal according to pre-programmed specifications. CNC machines typically require less machine operator time and produce less variation in the final product. Its electrical discharge machines ("EDMs") typically produce contoured shapes to very close manufacturing tolerances through programmed procedures. EDMs minimize the secondary finishing operations required on the final product.

INTELLECTUAL PROPERTY

        IGT's optical localizer is a complex measuring device. Its software contains elaborate mathematical modeling and its manufacture requires precise production and careful calibration. IGT primarily relies on a combination of trade secret and copyright laws, together with non-disclosure agreements, to establish and protect proprietary rights in its localizer.

        The Company currently has seven patents.

        U.S. Patent #5,198,877 issued in 1997 is a non-contact, laser based, hand-held 3D localizer that allows the user to acquire simply and easily a multitude of points on the surface of an object or anatomy by sweeping a hand-held scanner over the desired target. This patent does not cover any product currently being sold by the Company. U.S. Patent RE35,816 is a reissue of this patent, which broadens its claims and was issued in 1998.

        U.S. Patent #5,617,857 issued in 1997 describes a "smart" 3-D probe (such as a medical instrument) which contains a memory module which can store its serial number, calibration data, and similar information in a computer-readable form. The patent also provides for interchangeable tips or other workpieces which can be identified electronically.

        U.S. Patent #5,622,170 issued in 1993 describes an optical system for determining the location and orientation of one object (such as a medical probe) relative to another object (such as a patient), where the first object has an invasive portion which is partially inside the second. A display device connected to a computer graphically indicates the location of a representation of the probe with respect to a model of the second object.

        U.S. Patent #4,499,899 issued in 1985 describes a fiber-optic illuminated microsurgical scissors used in surgery to illuminate the surgical site so that the surgeon can more clearly see the site.

        U.S. Patent #4,770,174 issued in 1988 describes rotary cutting scissors used for surgical procedures in which soft tissue needs to be cut. The inner blade rotates against the outer blade through the use of a unique helical drive mechanism.

        U.S. Patent #5,054,906 issued in 1991 describes an indirectly illuminating ophthalmological speculum used for opening the eyelids to permit access to the eye and for illuminating the eye. This device is primarily suited for procedures upon the surface of the eye.

        U.S. Patent #5,263,967 issued in 1993 describes a medical instrument utilizing a dual action drive mechanism that actuates two jaws or blades that in turn move rotationally relative to each other and a center pivot point. This instrument is particularly useful in procedures performed through small incisions such as laparoscopy, arthroscopy and endoscopy.

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

        Springfield is registered as an original equipment manufacturer and contract manufacturer with the FDA. The scope of Springfield manufacturing includes FDA Class III general surgical instrumentation. Springfield is a certified ISO 9001 organization.

        IGT is currently preparing the necessary quality systems and controls to become certified at its Boulder, Colorado facility under the requirements of ISO 9001.

RESEARCH AND DEVELOPMENT

        For the fiscal years ended December 31, 1998 and 1997, the Company expended $1,470,000 and $1,093,000, respectively, on research and development activities. Some of the Company's customers may at times pay for research and development activities related to specific applications of the Company's localizer technology.

        IGT has developed core competencies in software development, mathematical modeling of the 3D measurement process, digital signal processing, circuit design, computer system integration, and 3D optical sensor system development. Outside consultants and contract engineering are employed, when needed, for optical system design, surgical instrument development and safety engineering. IGT's engineers work closely with its OEMs to assist in the integration of IGT's products with customer systems and to identify new applications for IGT's products.

        IGT began offering a set of cordless instruments for use by its medical customers in early 1999. These instruments should allow the surgeon greater freedom of movement and ease of use.

        In addition to improving functionality, IGT's product development engineering staff continues to refine the overall accuracy of its localizer. Improvements in the sensor array design, emitter technology, calibration and position calculation algorithms are expected to continue to improve the accuracy of the system.

EMPLOYEES

        At December 31, 1998, the Company (excluding its Brimfield, Massachusetts facility) had 46 employees, of which 44 were full-time, 1 temporary, and 1 part-time. IGT employs thirty two employees and Springfield employs fourteen employees.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company leases approximately 18,000 square feet within a 133,000 square foot multi-tenant facility in Boulder, Colorado, where it performs all development, manufacturing and marketing activities related to its optical localizers. The current lease has approximately one year remaining. In addition to base rent, the Company pays its pro-rata share of building operating expenses, insurance and taxes and its own utilities. Monthly base rent is as follows: $15,709 through March 1999, and $16,406 from April 1999 through March 2000.

        Springfield leases approximately 14,000 square feet in a facility in Springfield, Massachusetts. The current lease for the Springfield facility has approximately 3 years remaining. In addition to base rent, Springfield pays its pro-rata share of building operating expenses, taxes and utilities. Monthly base rent is $4,927 through December 2001.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is a party to two lawsuits and one threatened lawsuit, which, while the outcome cannot be predicted with certainty, management expects will not have a materially adverse affect on the consolidated financial position or results of operations of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        During the fourth quarter of 1998, no matters were submitted to a vote of security holders.


                  [Remainder of page intentionally left blank.]

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock currently trades on the over-the-counter market under the symbol "IGTI" and on the Boston Stock Exchange under the symbol "IGK." The Company's common stock was delisted from the Nasdaq SmallCap Market on December 28, 1998 because the Company did not meet the requirement of at least $2,000,000 in net tangible assets and a minimum bid stock price of $1.00 per share.

The following table sets forth, for the quarters indicated, the range of high and low bid prices of the shares of the Company's common stock as reported by Nasdaq, except the "low" for the fourth quarter of 1998 is from the over-the-counter market. Such bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                 HIGH             LOW
            1997
            First quarter..................     $ 7.00          $ 5.50
            Second quarter.................     $ 6.38          $ 4.50
            Third quarter..................     $ 6.38          $ 3.50
            Fourth quarter.................     $ 4.63          $ 1.50

            1998
            First quarter..................     $ 3.63          $ 2.00
            Second quarter.................     $ 3.13          $ 1.63
            Third quarter..................     $ 2.56          $ 0.50
            Fourth quarter.................     $ 0.88          $ 0.09

        No dividends were declared on the Company's Common Stock during the fiscal years ended December 31, 1998 and 1997. The Company expects that it will retain any available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of the Company.

        On March 31, 1999, the Company had approximately 78 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

        The following table sets forth for the periods indicated certain line items derived from the Company's statement of operations as a percentage of the Company's revenues.

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1998        1997
                                                                   --------    --------
        Revenue                                                     100.0%      100.0%
        Cost of Goods Sold                                           61.4%       44.6%
                                                                   --------    --------
                Gross Profit                                         38.6%       55.4%
                                                                   --------    --------
        Operating Expenses:
                Research and Development                             20.6%       20.7%
                Selling and Marketing                                10.1%       12.4%
                General and Administrative                           25.4%       20.8%
                                                                   --------    --------
                       Total Operating Expenses                      56.1%       53.9%
                                                                   --------    --------
        Operating Income (Loss)                                    (17.5%)        1.5%
        Other Income (Expense)                                      (1.4%)        3.9%
                                                                   --------    --------
        Income (Loss) from Continuing Operations                   (18.9%)        5.4%
        Loss from Discontinued Operations                           (4.2%)      (0.5%)
        Loss on disposal of Discontinued Operations                (42.7%)         ---
        Extraordinary item--loss on early extinguishment of debt    (3.5%)         ---
                                                                   --------    --------
                                                                   --------    --------
        Net Income (Loss)                                          (69.3%)        4.9%
                                                                   --------    --------
                                                                   --------    --------

RESULTS OF OPERATIONS

        YEARS ENDED DECEMBER 31, 1998 AND 1997. Revenue increased by $1,848,000, or approximately 35%, to $7,154,000 for the year ended December 31, 1998, as compared to $5,306,000 for the year ended December 31, 1997. The increase was primarily due to the increased level of sales of surgical instruments partially offset by lower sales of optical localizer systems.

        Cost of goods sold increased by $2,027,000, or approximately 86%, to $4,395,000 for the year ended December 31, 1998, compared to $2,368,000 for the year ended December 31, 1997. Cost of goods sold as a percentage of revenue increased to 61% for the year ended December 31, 1998, as compared to 45% for the year ended December 31, 1997. The increase in cost of goods sold was primarily attributable to the additional sales of surgical instruments. The increase in cost of goods sold as a percentage of revenue was primarily attributable to higher sales of surgical instruments which earn a lower margin compared to other Company products.

        Gross profit decreased by $179,000, or approximately 6%, to $2,759,000 for the year ended December 31, 1998, compared to $2,938,000 for the year ended December 31, 1997.

        Research and development expenses increased by $377,000, or approximately 35%, to $1,470,000 for the year ended December 31, 1998, compared to $1,093,000 for the year ended December 31, 1997. This increase was principally due to expenses for image guided surgery product development.

        Selling and marketing expenses increased by $63,000, or approximately 10%, to $723,000 for the year ended December 31, 1998, compared to $660,000 for the year ended December 31, 1997. This increase was primarily attributable to expanded marketing activities to generate increases in revenue and to introduce new products to customers.

        General and administrative expenses increased by $710,000, or approximately 64%, to $1,816,000 for the year ended December 31, 1998, compared to $1,106,000 for the year ended December 31, 1997. This increase was primarily due to increased legal expenses, severance payments to a former officer and increased expenses associated with the acquisition and integration of the surgical instrument division of Brimfield Precision.

        Operating income (loss) decreased by $1,329,000 to ($1,250,000) for the year ended December 31, 1998, compared to $79,000 for the year ended December 31, 1997. This decrease was primarily attributable to reduced sales of optical localizer systems, to product development costs, and to increased personnel expense.

        Other income (expense), net, decreased by $306,000 to ($98,000) for the year ended December 31, 1998, compared to $208,000 for the year ended December 31, 1997. This change was primarily due to interest expense on debt and loss of interest income on cash reserves.

        As a result of the foregoing, income from continuing operations decreased to ($1,352,000) for the year ended December 31, 1998, compared to $287,000 for the year ended December 31, 1997.

        The Company realized an extraordinary loss of $253,000 during the period for warrants associated with the early extinguishment of debt.

        Net loss for the year ended December 31, 1998 was $(4,962,000) as compared to net income of $260,000 for the year ended December 31, 1997 due primarily to the Company recording an estimated net loss of $(3,053,000) on the disposal of the Brimfield, Massachusetts business of its subsidiary, BPI, and due to the Company recording a net loss of $(1,352,000) from continuing operations before taxes. These matters are more fully discussed in Note 11 of Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

        As a result of the sale of BPI's general surgical instrument, orthopedic implant and orthopedic instrumentation businesses located at Brimfield, Massachusetts, the Company paid off amounts outstanding under its equipment leases, paid off its term loan with BankBoston and paid down its revolving loan with BankBoston. On April 9, 1999, the Company owed BankBoston $505,000 on its revolving loan. On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services, a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at rates of 90% and subsequently decreasing to 80% of their face amount. Under the facility, the Company will repurchase from Silicon any uncollected receivables and pay Silicon a finance charge equal to 2% per month on the face amount of all purchased receivables and an administrative fee of 1.5% of the face amount of each purchased receivable. Silicon has no obligation to purchase any receivable under the facility and in no event shall the aggregate amount of all purchased receivables outstanding exceed $1,500,000. On April 12, 1999, the Company had received $886,000 from Silicon from the sale of outstanding receivables.

        The Company is currently in default under its $500,000, 12% subordinated promissory note payable to Cruttenden Roth, Inc. While interest has been paid to date, the Company owes the $500,000 principal amount in full. The note is subordinated to the Company's bank debt and the holders of the note are not permitted under the terms of the subordination agreement with the bank to sue upon or collect, nor to make any demand for, nor to exercise any rights or remedies to enforce, the not so long as any bank obligation remains outstanding.

ISSUANCE OF STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

        In June 1998, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires the recognition of all derivatives as either assets or liabilities in the statement of financial position at fair value. This statement is effective for the Company's financial statements for the year ending December 31, 2000 and the adoption of this standard is not expected to have a material effect on the Company's financial statements.

OTHER MATTERS

        On December 12, 1997, the Company finalized the acquisition of all the outstanding stock of Brimfield Precision, Inc. ("BPI") for a purchase price of approximately $9,844,000 (including expenses related to the acquisition), consisting of approximately $8,069,000 in cash, $500,000 in a subordinated note payable to Cruttenden Roth, Inc. ("Cruttenden") and 579,710 shares of the Company's common stock. BPI sells surgical instruments and implants to medical supply companies. Prior to its sale to the Company, BPI was owned by William and Matthew Lyons. William Lyons had a one-year employment contract, which expired in December 1998, with BPI as its President and is a director of the Company.

        To finance the acquisition, the Company entered into a secured loan agreement with Imperial Bank under which Imperial Bank loaned the Company $4,000,000 pursuant to a three-year term loan and up to $2,000,000 pursuant to a revolving loan payable on or before June 30, 1999. The Company paid Cruttenden a $300,000 finder's fee for introducing the Company to, and advising the Company in negotiations with, Imperial Bank. The Company issued a one-year $500,000 subordinated note to Cruttenden to pay the finder's fee and an additional $200,000 advisory fee owed to Cruttenden. In connection with the loan and subordinated note, the Company issued a seven-year warrant for 160,000 shares of the Company's common stock with an exercise price of $2.92 per share to Imperial Bank and a seven-year warrant for 100,000 shares of the Company's common stock with an exercise price of $2.92 per share to Cruttenden. On March 15, 1998, the Company issued to Imperial Bank an additional seven-year warrant for 80,000 shares of the Company's common stock with an exercise price of $2.65 per share and on March 31, 1998 a seven-year warrant for 10,000 shares of the Company's common stock with an exercise price of $2.86 per share.

        On April 3, 1998, Imperial Bank assigned its loan to BankBoston. After the assignment, BankBoston and the Company amended and restated the loan to provide for a $2,700,000 sixty-month term loan (payable in 58 installments of $40,000 in principal with a final principal payment of $380,000) at an interest rate initially equal to the BankBoston base rate plus one-half of one percent on the unpaid principal balance, and up to $3,000,000 pursuant to a twenty-four month revolving loan at an interest rate initially equal to the BankBoston base rate plus one-quarter of one percent. Due to various loan covenant violations, BankBoston increased the interest rate on its term loan by two and one-half basis points, increased the interest rate on its revolving loan by two and one-quarter basis points. BankBoston assigned its loan to Silicon Valley Financial Services, a division of Silicon Valley Bank. See "Liquidity and Capital Resources."

        On September 24, 1998, the Company adopted a plan to sell the net assets of BPI's general surgical instrument, orthopedic implant and orthopedic instrumentation businesses located at Brimfield, Massachusetts. The Company sold the businesses on March 30, 1999. The sale price was $6,000,000 in cash plus assumption of certain trade payables and accrued liabilities, subject to adjustment for changes from the period from June 30, 1998 through closing.

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

        LOSS DURING 1998; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost $1,352,000 from continuing operations in 1998. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

        BANK DEBT. The Company is currently borrowing money from Silicon Valley Financial Services, a division of Silicon Valley Bank through an arrangement by which it sells its outstanding accounts receivable to Silicon. The arrangement is expensive and Silicon has no obligation to purchase any receivable. While the Company hopes to be able to obtain a more favorable banking arrangement, there can be no assurance that it will be successful.

        NEED FOR ADDITIONAL CAPITAL. The Company will need additional capital to satisfy its obligations to Cruttenden Roth, Inc. and to meet its other capital requirements. There can be no assurance that such capital will be available on reasonable terms, or at all.

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

        PROPERTY RIGHTS. The Company does not have any patents which directly cover its FlashPoint or Pixsys optical localizers. The Company primarily relies on a combination of trade secret and copyright laws, together with nondisclosure agreements to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for the Company's intellectual property rights, that disputes with respect to ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or that third parties will not assert intellectual property infringement claims against the Company . Moreover, there can be no assurance that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

        A patent granted to St. Louis University, and subsequently licensed to a company acquired by Sofamor Danek, one of the Company's major customers, covers, in general, a particular technique for determining the position of a surgical probe within a patient's body on a historical image of that body. Sofamar Danek has recently sued BrainLab GmbH for infringement of this patent. The Company's documents have been subpoenaed and Waldean Schulz, Vice President-Technology of the Company, has had his deposition taken in connection with such lawsuits. The Company is not in a position to evaluate what effect this lawsuit, or any further lawsuits, will have on its customers or whether it will become a defendant in any lawsuit involving this patent or any of the Company's patents.

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

        Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and has complete 90% of the remediation phase as of March 31, 1999. The Company plans to complete the final 10% of the remediation phase related to its information technology by May 31, 1999. With respect to its non-information technology systems, the Company has completed approximately 85% of the assessment phase and has yet to begin the remediation phase. The remainder of the assessment for non-technology systems will be complete by April 30, 1999 and remediation is expected to be completed by June 30, 1999. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by June 30, 1999. The company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by June 30, 1999.

        The Company also plans to communicate with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. While a formal survey has not yet begun, preliminary discussions with customers and suppliers indicate that these parties have in place Year 2000 readiness programs, without specifically confirming that they will be Year 2000 compliant in a timely manner. A formal survey of major customers and suppliers will begin in April 1999. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers are expected to be completed by June 30, 1999.

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

        The Company believes that it is taking reasonable steps to identify and address those matters that could cause serious interruptions in its business and operations due to Year 2000 issues. However, delays in the implementation of new systems, a failure to fully identify all Year 2000 dependencies in the Company's systems and in the systems of its suppliers, customers or financial institutions, a failure of such third parties to adequately address their respective Year 2000 issues, or a failure of a contingency plan could have a material adverse effect on the Company's business, financial condition and results of operations. For example, the Company would experience a material adverse impact on its business if significant suppliers of electrical component parts, semi-conductors, printed circuit boards, and other raw materials do not timely provide the Company with necessary inventories or services due to Year 2000 systems failures.

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

ITEM 7. FINANCIAL STATEMENTS.

        Index to Consolidated Financial Statements

                                                                                                 Page
                                                                                                 ----
Report of Independent Accountants .............................................................   14
Consolidated Balance Sheet as of December 31, 1998 and 1997 ...................................   15
Consolidated Statement of Operations for the Years Ended December 31, 1998 and 1997 ...........   16
Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 1998 and 1997 ..................................................................   17
Consolidated Statement of Cash Flows for the Years Ended December 31, 1998 and 1997 ...........   18
Notes to Consolidated Financial Statements ....................................................   20


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Image Guided Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Image Guided Technologies, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Broomfield, Colorado
April 14, 1999

                         IMAGE GUIDED TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                        1998               1997
                                                                    ------------       -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                           $ 23,000      $  1,216,000
    Accounts receivable, net of allowance for doubtful accounts of
      $76,000 and $176,000 respectively                                1,710,000         1,340,000
    Inventories, net                                                     921,000         1,111,000
    Investment - Discontinued operations                               1,437,000         1,320,000
    Other current assets                                                 174,000           326,000
                                                                    ------------      ------------
      Total current assets                                             4,265,000         5,313,000
  Property and equipment, net of accumulated depreciation of
      $602,000 and $273,000 respectively                                 650,000         1,209,000
  Goodwill, net of accumulated amortization of $31,000
       and $2,000 respectively                                           550,000           575,000
  Investment - Discontinued operations                                 5,184,000         8,354,000
  Other assets                                                           222,000            82,000
                                                                    ------------      ------------
      Total assets                                                  $ 10,871,000      $ 15,533,000
                                                                    ------------      ------------
                                                                    ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $   860,000       $   538,000
    Accrued liabilities                                                  403,000           325,000
    Line of Credit                                                     2,524,000               ---
    Current portion of capital lease obligations                       1,332,000           390,000
    Current portion of notes payable                                   2,986,000         1,893,000
                                                                    ------------      ------------
      Total current liabilities                                        8,105,000         3,146,000

  Capital lease obligations                                               38,000         1,128,000
  Line of  credit                                                            ---         1,250,000
  Notes payable, net of warrant discount of $227,000                         ---         2,530,000
                                                                    ------------      ------------
      Total liabilities                                                8,143,000         8,054,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value; 10,000,000 shares authorized;
    3,705,222 and 3,693,822 shares issued and outstanding
    respectively                                                      10,456,000        10,273,000
 Accumulated deficit                                                  (7,728,000)       (2,794,000)
                                                                    ------------      ------------
      Total shareholders' equity                                       2,728,000         7,479,000
                                                                    ------------      ------------
      Total liabilities and shareholders' equity                    $ 10,871,000      $ 15,533,000
                                                                    ------------      ------------
                                                                    ------------      ------------

 The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                              1998               1997
                                                           -----------         ----------
   Revenue                                                  $7,154,000         $5,306,000
   Cost of goods sold                                        4,395,000          2,368,000
                                                           -----------         ----------
   Gross profit                                              2,759,000          2,938,000
                                                           -----------         ----------
   Operating expenses:
     Research and development                                1,470,000          1,093,000
     Selling and marketing                                     723,000            660,000
     General and administrative                              1,816,000          1,106,000
                                                           -----------         ----------
         Total operating expenses                            4,009,000          2,859,000
                                                           -----------         ----------
   Operating income (loss)                                  (1,250,000)            79,000
   Other income (expense):
     Interest and other expense                               (192,000)           (31,000)
     Interest and other income                                  90,000            239,000
                                                           -----------         ----------
   Income (Loss) from continuing operations
   before taxes                                             (1,352,000)           287,000
     Income Taxes                                                  ---                ---
                                                           -----------         ----------
     Income (Loss) from continuing operations               (1,352,000)           287,000
     Discontinued operations
       Loss from discontinued operations                      (304,000)           (27,000)
       Loss on disposal                                     (3,053,000)               ---
     Extraordinary item--loss on early
     extinguishment of debt                                   (253,000)               ---
                                                           -----------         ----------
   Net income (loss)                                       $(4,962,000)        $  260,000
                                                           -----------         ----------
                                                           -----------         ----------
   Earnings (loss) per share from continuing
   operations
     Basic                                                     $(0.36)              $0.09
     Diluted                                                   $(0.36)              $0.08
   Loss per share from discontinued
   operations
     Basic                                                     $(0.91)            $(0.01)
     Diluted                                                   $(0.91)            $(0.01)
   Loss per share from extraordinary item
     Basic                                                     $(0.07)               ----
     Diluted                                                   $(0.07)               ----
   Earnings (loss) per share
     Basic                                                     $(1.34)            $(0.08)
     Diluted                                                   $(1.34)            $(0.07)
   Weighted average common shares outstanding
      Basic                                                  3,705,222           3,138,267
      Diluted                                                3,705,222           3,557,298

 The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                 COMMON                       ACCUMULATED       TOTAL
                                 SHARES          AMOUNT         DEFICIT        EQUITY
                                 ------          ------       ------------    ---------
   Balance at
      December 31, 1996          3,106,024    $ 8,799,000     $(3,026,000)    $5,773,000

   Exercise of stock                20,000         33,000                         33,000
      options
   Repurchase of common
      stock                        (11,912)       (61,000)                       (61,000)
   Common stock issued for
        Acquisition                579,710      1,275,000                      1,275,000


   Warrants issued with                           227,000                        227,000
      debt

   Net income                                                     260,000        260,000
                                ----------     ----------     -----------     ----------
   Balance at
      December 31, 1997          3,693,822     10,273,000      (2,766,000)     7,507,000

   Exercise of stock                11,400         14,000                         14,000
      options

   Warrants issued                                169,000                        169,000

   Net loss                                                    (4,962,000)    (4,962,000)
                                ----------     ----------     -----------     ----------
   Balance at
      December 31, 1998          3,705,222    $10,456,000     $(7,728,000)    $2,728,000
                                ----------     ----------     -----------     ----------
                                ----------     ----------     -----------     ----------

 The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                              1998              1997
                                                           -----------       -----------
OPERATING ACTIVITIES:
Net income (loss)                                          $(4,962,000)      $   260,000
Net loss from discontinued operations                       (3,357,000)           27,000
Income (loss) from continuing operations after              (1,605,000)          287,000
extraordinary item
Adjustments to reconcile income (loss) from
  continuing to net cash provided by (used in)
  operating activities:
  Depreciation and amortization                                776,000           164,000
  Write-off warrants                                           332,000               ---
  Provision for doubtful accounts                             (100,000)           19,000
  Loss (gain) on disposition of assets                         (14,000)           18,000
  Provision for inventory obsolescence                          70,000            45,000
  Changes in operating assets and liabilities, net of
    acquired assets and liabilities:
    Accounts receivable                                       (270,000)         (620,000)
    Inventories                                                119,000          (142,000)
    Other current assets and other assets                       13,000            (4,000)
    Accounts payable                                           193,000            63,000
    Accrued liabilities                                          1,000            18,000
                                                           -----------       -----------
      Net cash (used in) operating activities                 (485,000)         (152,000)
                                                           -----------       -----------

      Net cash provided by (used in) discontinued
        operations                                             225,000          (226,000)

INVESTING ACTIVITIES:
Additions to property and equipment                           (165,000)         (253,000)
Cash received from sales of property                            64,000               ---
Acquisition of Brimfield Precision, Inc., net of cash              ---        (8,019,000)
  acquired
                                                           -----------       -----------
      Net cash used in investing activities                   (101,000)       (8,272,000)
                                                           -----------       -----------
      Net cash provided by (used in) discontinued
        operations                                            (336,000)           38,000

FINANCING ACTIVITIES:
Proceeds from stock option exercise                             14,000               ---
Proceeds from debt                                           2,700,000         4,000,000
Principal Payments on term loan                               (587,000)         (390,000)
Principal payments on capital leases                          (194,000)          (73,000)
Retire common stock                                                ---           (28,000)
Retire loan to officer                                             ---          (171,000)





Proceeds from line of credit                                 2,524,000         1,250,000
Proceeds from capital line of credit                            75,000               ---
Principal Payment to retire Imperial debt                   (5,028,000)              ---
                                                           -----------       -----------
      Net cash provided by (used in) financing
        activities                                            (496,000)        4,588,000
                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents        (1,193,000)       (4,024,000)
Cash and cash equivalents at beginning of period             1,216,000         5,240,000
                                                           -----------       -----------
Cash and cash equivalents at end of period                     $23,000        $1,216,000
                                                           -----------       -----------
                                                           -----------       -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                 $512,000           $54,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition                 ---         1,275,000
Promissory note issued in connection with acquisition              ---           500,000
Warrants issued                                                169,000           227,000


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

        In September 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, BPI. Management believes that the general instrument and implant business units represent a separate and major line of business.

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary from the date of acquisition. The consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of BPI as discontinued operations for the years ended December 31, 1998 and 1997. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND WARRANTY

        Revenue is recognized upon shipment of product to the customer. The Company offers a one-year warranty on certain of its products. The costs of product warranties are accrued at the time sales are recorded based upon estimates of costs to be incurred to repair or replace items under warranty.

INVENTORIES

        Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Cost includes materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT

        Property and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives of two to twenty years.

GOODWILL

        Goodwill represents the excess of cost over the fair value of those net assets acquired in the Brimfield purchase that are to be retained by the Company. The goodwill is being amortized on a straight-line basis over 20 years. Amortization expense of goodwill related to continuing operations was $28,960 and $1,554 in 1998 and 1997, respectively. The Company analyzes the recoverability of the goodwill based on the estimated future undiscounted cash flows of the acquired company. If the Company determines that the goodwill is impaired, the goodwill is then written down to its estimated fair value based on discounted cash flows.

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

CONCENTRATION OF CREDIT RISK

The majority of the Company's revenues during 1998 and 1997 resulted from sales of a single product which is used to determine the location of a surgical instrument in a three dimensional space. Customers accounting for 10% or more of total revenues during 1998 and 1997 are as follows:

                                                              1998      1997
                                                              ----      ----
Customer A                                                     32%       41%
Customer B                                                     11%       14%
Customer C                                                     10%        2%
Customer D                                                     15%        1%
Customer E                                                     15%        1%


        At December 31, 1998, 21%, 26%, 12%, 7%, and 7% of accounts receivable were with customers A, B, C, D and E, respectively. At December 31, 1997, 28%, 7%, 3%, 6% and 7% of accounts receivable were with customers A, B, C, D and E, respectively.

EXPORT SALES

        The Company had export sales totaling approximately $1,679,000 and $3,333,000 for the years ended December 31, 1998 and 1997, respectively, principally to Germany, Israel and Canada.

EARNINGS PER SHARE

        The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") for all periods presented. Basic earnings per share excludes any dilution from common stock equivalents and is based on the weighted average common shares outstanding. Diluted earnings per share includes dilution from the Company's stock options and warrants, calculated under the treasury stock method. The difference between weighted average common shares outstanding - basic and weighted average common shares outstanding - diluted is due to the dilutive effect of outstanding stock options and warrants.

2.      INVENTORIES

        Inventories are comprised of the following:

                                                          DECEMBER 31,
                                                    -----------------------
                                                      1998          1997
                                                    ---------    ----------
Raw materials                                        $410,000      $397,000
Work-in-process                                       214,000       207,000
Finished goods                                        428,000       568,000
                                                    ---------    ----------
                                                    1,052,000     1,172,000
Less allowance for obsolescence                      (131,000)      (61,000)
                                                    ---------    ----------
                                                     $921,000    $1,111,000
                                                    ---------    ----------
                                                    ---------    ----------

3.      PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                                   DECEMBER 31,
                                      ESTIMATED USEFUL      -------------------------
                                            LIFE               1998           1997
                                      ----------------      ---------      ----------
Building and Building Improvements      3 - 20 years        $  77,000        $100,000
Production equipment                    1 - 10 years          592,000         813,000
Computer equipment                      1 - 5 years           281,000         295,000
Furniture and fixtures                  2 - 7 years           134,000         138,000
Other                                   1 - 5 years           169,000         136,000
                                                            ---------      ----------
                                                            1,253,000       1,482,000
Less accumulated depreciation                                (603,000)       (273,000)
                                                            ---------      ----------
                                                             $650,000      $1,209,000
                                                            ---------      ----------
                                                            ---------      ----------

4.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                            ---------------------
                                                              1998         1997
                                                            --------     --------
        Employee accruals                                   $187,000     $194,000
        Warranty reserves                                     56,000       32,000
        Other accrued liabilities                            160,000       99,000
                                                            --------     --------
          Total accrued liabilities                         $403,000     $325,000
                                                            --------     --------
                                                            --------     --------

5.      DEBT

        NOTES PAYABLE

        Notes payable consist of the following at December 31, 1998:


        Senior note payable due April 3, 2003 interest at rate equal                      $2,380,000
        to the bank's base rate plus one-half of one percent, payable in monthly installments of $40,000 plus interest, secured by all assets of the
        Company. The interest rate at December 31, 1998 was 10.25%.

        Subordinated note payable due December 12, 1998, interest at a rate of               500,000
        12%, interest paid monthly and principal at maturity, secured by all assets of the Company; junior to the senior note payable to bank.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     44,000
        payable in monthly installments of $2,167 plus interest, secured by machinery, maturing in August 2000. The interest rate at December 31,
        1998 was 8.5%.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     62,000
        payable in monthly installments of $2,833 plus interest, secured by machinery, maturing in October 2000. The interest rate at December
        31, 1998 was 8.5%.
                                                                                          ----------
        Total notes payable                                                               $2,986,000
                                                                                          ----------
                                                                                          ----------


        Notes payable consist of the following at December 31, 1997:


        Senior note payable (net) due December 12, 2000 interest at                       $3,773,000
        rate or one and one-half percent in excess of the Prime Rate, payable in monthly installments of $111,111 plus interest, secured by all assets of the Company. The interest rate at December 31, 1997 was 10%.

        Subordinated note payable due December 12, 1998, interest at a                       500,000
        rate of 12%, interest paid monthly and principal at maturity, secured by all assets of the Company; junior to the senior note payable to bank.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     69,000
        payable in monthly installments of $2,167 plus interest, secured by machinery, maturing in August 2000. The interest rate at December 31,
        1997 was 8.5%.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     81,000
        payable in monthly installments of $2,833 plus interest, secured by machinery, maturing in October 2000. The interest rate at December
        31, 1997 was 8.5%.



                                                                                           4,423,000
        Less current portion                                                              (1,893,000)
                                                                                          ----------
        Long-term notes payable                                                           $2,530,000
                                                                                          ----------
                                                                                          ----------


The senior note payable was issued with detachable warrants that were recorded as debt discount. The discount will be amortized over the term of the notes payable. See Note 7.

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

        In April 1998, the Company assigned the above $2,000,000 revolving line of credit to another bank pursuant to a twenty-four month revolving loan up to $3,000,000 at an interest rate initially equal to the new bank's base rate plus one-quarter of one percent. Due to various loan covenant violations at December 31, 1998, the $3,000,000 revolving loan was capped at $2,250,000 with an interest rate of 10% which includes an interest rate increase of one-quarter of a percent basis points over the original interest rate on revolving loan. As of December 31, 1998, the balance on the revolving loan was $2,524,000.

6.      INCOME TAXES

        The Company acquired Brimfield Precision, Inc. on December 12, 1997. Brimfield was previously an S Corporation for income tax purposes. On the date of acquisition, under Internal Revenue Service Regulations, Brimfield became a C-Corporation.

        There is no provision for income taxes in 1997 or 1998 because the company incurred losses in each year. The components of the Company's deferred income tax assets and liabilities under FAS 109 are as follows:

                                                               DECEMBER 31,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
            Net operating loss carryforwards            $1,446,000     $  786,000
            R&D credits                                    141,000         90,000
            Allowance for doubtful accounts                 28,000         28,000
            Gain on Sale of Discontinued Operations       (637,927)           ---
            Employee accruals                               24,000         18,000
            Write-off of fixed assets                       17,000         18,000
            Warranty                                        18,000         15,000
            Depreciation                                  (364,000)      (315,000)
            Deferred revenue                               (18,000)       (18,000)
            Refinancing Costs                             (118,000)           ---
            Inventory Reserves                              50,000            ---
            Other                                            7,000         66,000
                                                        ----------     ----------
                                                           594,000        688,000
        Less valuation allowance                          (594,000)      (688,000)
                                                        ----------     ----------
        Net deferred tax asset                                 ---            ---
                                                        ----------     ----------
                                                        ----------     ----------

        During 1998, the Company decreased its valuation allowance by $94,000. The deferred tax asset has been reduced by a valuation allowance because management believes it is more likely than not that such benefits will not be realized.

        The following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate of continuing operations:

                                                            DECEMBER 31,
                                                         ------------------
                                                          1998        1997
                                                         -------     ------
        Federal income tax benefit                        34.0 %      34.0%
        State income tax, net of federal benefit           3.7         3.7
        Warrant Expense                                   (0.8)        ---
        Goodwill amortization                             (1.7)       (2.0)
        Meals and entertainment                           (0.3)       (1.9)
        Effect of utilization of net operating loss
        carryforwards
          and valuation allowance                        (34.9)      (33.8)
                                                         -------     ------
        Effective income tax rate                          ---        ---
                                                         -------     ------
                                                         -------     ------

        No tax benefit is recorded relating to the discontinued operations and the extraordinary item because they are completely offset by nondeductible goodwill and the change in the valuation allowance.

        At December 31, 1998, the Company had net operating loss carryforwards of approximately $3,878,000 which expire from 2008 to 2018. As a result of certain changes in the Company's ownership, the future utilization of these net operating loss carryforwards will be limited. The Company also has R&D credits of approximately $141,000, which begin to expire in 2006.

7.      SHAREHOLDERS' EQUITY

COMMON STOCK

        At December 31, 1998, the Company has reserved an aggregate of 1,976,863 shares of its common stock for stock issuable upon exercise of outstanding options and warrants.

STOCK OPTIONS AND WARRANTS

        At December 31, 1998, the Company has two stock option plans, one adopted in 1997 and one adopted in 1994.

        The company has authorized 1,440,000 options to be granted pursuant to its stock option plans. As of December 31, 1998, 53,137 options were available for grant under the plans. Options are generally granted at fair market value as determined by the Board of Directors at the date of grant and vest over a three-year period. At December 31, 1998, 701,202 options are exercisable.

        In connection with the acquisition of Brimfield Precision Inc., the Company financed a portion of the purchase priced with debt and detachable warrants. The Company issued 260,000 warrants with an exercise price of $2.92. The warrants are exercisable over seven years. In 1998, the Company issued 75,000, 80,000, and 10,000 additional warrants of $2.28, $2.65 and $2.86, respectively, at a term of 5, 7 and 7 years, respectively.

        A summary of the changes in options and warrants during the two years ended December 31, 1998 is as follows:

                                                      WEIGHTED                   WEIGHTED
                                                      AVERAGE                    AVERAGE
                                        WARRANTS   EXERCISE PRICE    OPTIONS   EXERCISE PRICE
                                        --------   --------------    -------   --------------
        Outstanding December 31, 1996     165,000      $ 4.66        619,997      $ 1.74
          Granted                         260,000        2.92        214,954        4.44
          Exercised                           ---       ---          (20,000)       1.67
          Forfeited                           ---       ---           (4,000)       5.00
                                         --------                  ---------
        Outstanding December 31, 1997     425,000        2.74        810,951        2.45
           Granted                        165,000        2.50        728,700        1.32
           Exercised                          ---       ---          (11,400)        .99
           Forfeited                          ---       ---         (141,388)       2.79
                                         --------                  ---------
        Outstanding December 31, 1998     590,000        3.92      1,386,863        1.38
                                         --------                  ---------
                                         --------                  ---------

        The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                --------------------------------------------------------------------------------------
   RANGE OF                         AVERAGE          WEIGHTED
   EXERCISE         NUMBER         REMAINING          AVERAGE          NUMBER       WEIGHTED AVERAGE
    PRICE         OUTSTANDING    CONTRACT LIFE     EXERCISE PRICE     EXERCISABLE    EXERCISE PRICE
------------------------------------------------------------------------------------------------------
  $0.38 - 0.75      526,592           4.31            $ 0.67            133,662          $ 0.75
   1.24 - 1.67      443,855            .69              1.28            443,855            1.28
   2.00 - 2.94      416,416           3.98              2.39            123,685            2.63
                 ----------                                            --------
                  1,386,863                                             701,202
                 ----------                                            --------
                 ----------                                            --------

        The following table summarizes information concerning outstanding warrants at December 31, 1998:

                                  WARRANTS OUTSTANDING
                     ----------------------------------------------
                                                         AVERAGE
                                          NUMBER        REMAINING
                     EXERCISE PRICE    OUTSTANDING    CONTRACT LIFE
                     ----------------------------------------------
                         $ 1.25           40,000          2.00
                           2.28           75,000          4.00
                           2.83          350,000          6.00
                           5.75          125,000          2.00
                                        --------
                                         590,000
                                        --------
                                        --------

All warrants are exercisable at December 31, 1998.

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

        If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as well as the vesting provisions under the Stock Option Plan, net loss from continuing operations for 1998 would have been $(1,532,000), or $(0.41) and $(0.41) per basic and diluted share, respectively. Income for 1997 would have been $206,000, or $0.07 and $0.06 per basic and diluted share, respectively. The weighted average fair value of the options granted during 1998 and 1997 is estimated at $0.69 and $1.85 per share, respectively. The average fair value of the warrants granted during 1998 and 1997 is estimated at $.66 and $.87 per share, respectively.

        The options were valued on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 29% and 34.7% in 1998 and 1997, respectively; risk free interest rates of 5.2% and 5.9% for 1998 and 1997, respectively; expected terms of five years, and no dividend yield rate.

8.      COMMITMENTS AND CONTINGENCIES

        The Company leases certain equipment under capital leases. Future minimum payments under the equipment lease are as follows:

        1999                                           $ 1,332,000
        2000                                                38,000
                                                       --------------
        Total minimum lease payments                     1,370,000
          Less current portion                          (1,332,000)
                                                       --------------
        Total capital lease obligation                 $    38,000
                                                       --------------
                                                       --------------

        The Company also leases office space under a non-cancelable operating lease and the Company has required future minimum rental payments of $194,000, and $66,000 for the years ended December 31, 1999, and 2000 respectively. A shareholder of the Company was an owner of the facility which was leased by the Company under a short-term cancelable lease which expired in February 1996. Rent expense for that facility under that lease for the year ended December 31, 1996 was $10,000.

        The Company subleases a facility in Springfield, Massachusetts from an entity, the same stockholders of which, had owned Brimfield Precision, Inc. The lease agreement requires payments of $5,000 per month until December 2001.

        The Company is a party to two lawsuits and one threatened lawsuit, which, while the outcome cannot be predicted with certainty, management expects they will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

9.      RETIREMENT PLAN

        In 1996, the Company implemented the Image Guided Technologies, Inc. 401(k) Profit Sharing Plan covering substantially all employees of Image Guided Technologies, Inc. Employees may contribute up to 15% of compensation not to exceed Internal Revenue Service limits. The Company made a discretionary matching contribution for the year ended December 31, 1997. In connection with the Brimfield Precision Inc. acquisition, the Company also has the Brimfield Precision, Inc. 401(k) Savings and Retirement Plan covering substantially all employees of Brimfield Precision, Inc. Employees may contribute from 2% to 15% of compensation not to exceed the Internal Revenue Service limits. The Company has not made a matching contribution for the Brimfield Precision, Inc. 401(k) Savings and Retirement Plan to date.

10.     ACQUISITION OF BRIMFIELD PRECISION, INC.

        On December 12, 1997, the Company acquired all the outstanding stock of Brimfield, for a purchase price of approximately $9,844,000, including expenses related to the acquisition. The transaction was recorded using the purchase method of accounting. The purchase price was paid with a combination of approximately $8,069,000 in cash, $500,000 in a note payable and 579,710 shares of the Company's common stock. The Company obtained the cash for the acquisition from bank financing and its own funds. In conjunction with the bank financing, the Company issued two seven-year warrants for a total of 260,000 shares of the Company's common stock. The goodwill of approximately $5,748,000 was recorded in connection with the acquisition representing the excess of the purchase price over the fair value of the net identifiable assets of Brimfield. As more fully discussed in
Note 10, the Company has discontinued certain of the acquired operations, resulting in a write off of approximately $5,225,260 of such goodwill. The remaining goodwill is related to the operations to be retained and is being amortized over twenty years using the straight-line method.

        In conjunction with the acquisition of Brimfield Precision, Inc., the Company retired a $171,000 note payable from an officer of Brimfield Precision, Inc.

11.     DISCONTINUED OPERATIONS

               On September 24, 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, Brimfield Precision, Inc. Management believes that the general instrument and implant business units represent a separate and major line of business. Accordingly, the consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units as discontinued operations for the years ended December 31, 1998 and 1997. Net assets of the discontinued operations are carried at estimated net realizable value and are included in the accompanying balance sheet as an Investment in Discontinued Operations, net of liabilities to be assumed by the buyer. Such net assets consist primarily of accounts receivable, inventories and property, plant, and equipment. The original estimated loss on the disposal of the net assets is $4,411,000, consisting of an estimated loss on disposal of the business of $4,348,000 and a provision of $63,000 for anticipated operating losses until disposal. See Note 13, "Subsequent Events."

12.     SEGMENT INFORMATION

        The Company is organized into two reportable segments based on the definitions of segments provided under SFAS 131: optical localizers and surgical instruments. The optical localizer segment typically sells a system which consists of the following: a proprietary microprocessor-based control system, proprietary software to calculate the digital coordinate location of light emitting diodes ("LEDs"), a multi-camera array for detecting the LED emissions, a relative position dynamic reference device connected to the measured object, and a number of custom-manufactured LEDs mounted on the device or instrument to be tracked in 3D space. The surgical instrument segment sells stainless steel surgical instruments used for minimally invasive surgery and other surgical procedures.

        The accounting policies utilized in reporting these segments are the same as those described in Note 1, `Summary of Significant Accounting Policies." The Company does not have any intersegment revenue and evaluates segment performance based upon revenue and gross profit. The segment gross profit equals consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest income; interest expense; provision for income taxes; or extraordinary items to the segments. The revenue and gross profit by segment is as follows:

                                                       1998                     1997
                                                    ----------              -----------
         Revenue

         Optical localizers                         $4,712,000              $5,223,000
         Surgical instruments                        2,442,000                  83,000
                                                    ----------              -----------
         Total Revenue                              $7,154,000              $5,306,000
                                                    ----------              -----------
                                                    ----------              -----------

                                                       1998                     1997
                                                    ----------              -----------
         Gross Profit

         Optical localizers                         $2,300,000             $29,290,000
         Surgical instruments                          459,000                   9,000
                                                    ----------             ------------
         Total Gross Profit                         $2,759,000             $ 2,938,000
                                                    ----------             ------------
                                                    ----------             ------------

13.     SUBSEQUENT EVENTS

        On March 30, 1999, BPI sold substantially all the assets of its general surgical instruments, orthopedic implants and orthopedic instrumentation business located at Brimfield, Massachusetts. The sales price was $6,000,000 in cash plus assumption of certain trade payables and accrued liabilities, subject to adjustment for changes from the period from June 30, 1998 through closing.

        The funds received from the sale were used to pay off amounts outstanding under the BPI's equipment leases (most of which equipment was sold in the sale noted above), pay off the Company's term loan from BankBoston and pay down the Company's revolving loan with BankBoston.

        On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services, a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at the rates of 90% and subsequently decreasing to 80% of their face amount. Under the facility, the Company will repurchase from Silicon any uncollected receivables and pay Silicon a finance charge equal to 2% per month on the face amount of all purchased receivables and an administrative fee of 1.5% of the face amount of each purchased receivable. Silicon has no obligation to purchase any receivable under the facility and in not event shall the aggregate amount of all purchased receivables outstanding exceed $1,500,000.

        The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. While interest has been paid to date, the Company owes the $500,000 principal in full. The note is subordinated to the Company's bank debt and the holders of the note are not permitted under the terms of the subordination agreement with the bank to sue upon or collect, nor to make any demand for, nor to exercise any rights or remedies to enforce, the note so long as any bank obligation remains outstanding.

                  [Remainder of page intentionally left blank.]

                                    PART III


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                        DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

      The Company currently has five Directors, two of whom were officers and employees of the Company or its subsidiaries during 1998. The Directors are:


     Name & Age of Director          Principal Occupation During Past Five       Director
                                         Years And Other Directorships            Since
------------------------------------------------------------------------------------------
Paul L. Ray, 52                    Chief Executive Officer and Chairman of         1992
                                   the Company since January 1994; President
                                   of the Company from January 1994 through
                                   November 1995 and since March 1998;
                                   Managing Partner and Director of Paradigm
                                   Partners, LLC, a venture investment firm,
                                   from 1992 to January 1995; Chairman of
                                   the Board of Commissioners of the
                                   Colorado Advanced Technology Institute.

Clifford F. Frith, 60              General Manager, Filtration and                 1994
                                   Instrumentation Global Business Unit, a
                                   fluid separations and control division of
                                   Osmonics, Inc.; Vice President of
                                   American Business Advisors, Inc. from
                                   November 1993 until January 1996;
                                   President and Director of Boulder
                                   Intertec, Inc., a business management
                                   advising service, from June 1992 through
                                   December 1996.

William G. Lyons, 43               President of Brimfield Precision, Inc.          1997
                                   from 1987 until December 1998; Co-Founder
                                   of Mechtech of Western Massachusetts, a
                                   non-profit apprenticeship and training
                                   organization.

A. Clinton Allen, 55               Chairman and Chief Executive Officer of         1998
                                   A.C. Allen & Company, Inc., an investment
                                   banking consulting firm; first outside
                                   director of Blockbuster Entertainment and
                                   member of the Board and Chairman of the
                                   Compensation Committee until Blockbuster
                                   was sold in 1994; Director of
                                   Psychemedics Corporation, The DeWolfe
                                   Companies, Inc., Swiss Army Brands, Inc.,
                                   Response, U.S.A., Inc., Diversified
                                   Corporation Resources, and The Legal Club
                                   of America.


     Name & Age of Director          Principal Occupation During Past Five       Director
                                         Years And Other Directorships            Since
------------------------------------------------------------------------------------------
Terry R. Knapp, M.D., 55           Chairman, CEO and Medical Director of           1998
                                   Conception Technology, Inc., a woman's
                                   healthcare company in the field of
                                   reproductive medicine; from 1995 to 1996
                                   Chief Medical Officer of Collagen
                                   Corporation; from 1992 to 1995, Chairman,
                                   CEO and Medical Director of LipoMatrix,
                                   Inc., a breast implant company; from 1975
                                   to 1992 Dr. Knapp practiced plastic and
                                   reconstructive surgery.

EXECUTIVE OFFICERS

      The executive officers of the Company are as follows:



Paul L. Ray, age 52              Chief Executive Officer and Chairman of the Board of the
                                 Company since January 1994; President of the Company from
                                 January 1994 through November 1995, and since March 1998;
                                 Director of the Company since 1992; Managing Partner and
                                 Director of Paradigm Partners, LLC, a venture investment
                                 company, from 1992 to January 1994.

William J. O'Connor, DB.A.,      Vice President of the Company and Chief Operating Officer
  age 56                         of the Boulder, Colorado operations since March 1998
                                 and of all operations since April 1999; Executive Vice
                                 President and Chief Operating Officer of Erbtec
                                 Engineering, Inc., a division of Colorado MEDtech,
                                 Inc., a medical electronics OEM company, from July
                                 1995 through February 1998; Vice President of Sales
                                 and Marketing, Medgraphics, Inc., from July 1994 through
                                 June 1995; Senior Vice President of Sales and
                                 Marketing, Valleylab, Inc., a division of Pfizer, Inc.,
                                 April 1989 through June 1994; Adjunct Professor of
                                 Marketing and Strategy, University of Phoenix, June
                                 1994 through March 1998; Director of the Company
                                 from November 1996 until May 1999.

Waldean A. Schulz, Ph.D,         Vice President of Technology and Secretary of the
  age 53                         Company since December 1990; founded the Company and
                                 served as its President from inception until December
                                 1990; Director of the Company 1990-1998.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Such persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

      To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, its officers, directors and stockholders beneficially owning greater than ten percent of the Company's stock have complied with all Section 16(a) filing requirements applicable to transactions during 1998.

ITEM 10. EXECUTIVE COMPENSATION.


                   DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

      Directors who are not employees of the Company are paid $1,000 for each Board meeting physically attended plus $500 annually for each Committee on which the director serves. Each outside director at the time was also granted a nonqualified stock option for 12,000 shares of the Company's Common Stock in May 1998, and a nonqualified stock option for 7,750 shares of the Company's Common Stock in December 1998. Directors are also reimbursed for expenses incurred in attending Board or Committee meetings.


EXECUTIVE COMPENSATION

      The following table sets forth certain information regarding the compensation earned for services rendered in all capacities to the Company by the Company's Chief Executive Officer and each of the other executive officers whose compensation from the Company exceeded $100,000 for such fiscal year (the "Named Executive Officers").

                            SUMMARY COMPENSATION TABLE

                                                                   Long-Term
                                                                  Compensation
                                        Annual Compensation       ------------
                                        -------------------        Securities
                                                                   Underlying    All Other
  Name and Principal                                                 Options    Compensation
       Position            Year    Salary ($) Bonus ($) Other ($)  Granted (#)     (1)($)
                           ----    ---------- --------- ---------  -----------  ------------
Paul L. Ray .............. 1998      170,000         0      None      276,400           0
Chief Executive            1997      142,657         0      None       70,000       2,260
Officer and Chairman       1996      110,521     8,036      None        6,400       1,593

William O'Connor. ........ 1998      114,019         0      None    111,000(2)          0
Chief Operating Officer

Daniel Hannify ........... 1998      175,000     9,659      None     75,000(3)          0
Vice President, Vice       1997(4)     6,730         0      None            0           0
President of Brimfield
Precision, Inc. until
April 1999

Jeffrey J. Hiller ........ 1998      137,616         0      None       51,400           0
Chief Financial            1997      102,848         0      None       20,000       1,650
Officer and Vice           1996       89,375     6,430      None        6,400       1,231
President of Finance
through December 1998

William G. Lyons. ........ 1998      150,000     2,485      None        7,750           0
President of Brimfield     1997(4)     5,769         0      None            0           0
Precision, Inc. until
December 1998

Robert E. Silligman ...... 1998      154,047         0      None            0           0
President and Chief        1997      117,847         0      None       20,000       1,879
Operating Officer          1996       97,112     7,395      None        6,400       1,416
until March 1998

------------------------------------------------------------------------------

(1)     Represents the matching contributions made to 401(k) plan account.
(2) Does not include 100,000 shares underlying options that were cancelled December 14, 1998 in connection with the issuance of options for 100,000 shares of the Company's Common Stock.
(3) Does not include 25,000 shares underlying options that were cancelled October 28, 1998 in connection with the issuance of options for 25,000 shares of the Company's Common Stock issued earlier in 1998.
(4)     Includes compensation paid from December 12, 1997 until December 31,
        1997.

OPTION GRANTS

      The following table contains information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1998.


                                  OPTION GRANTS IN THE LAST FISCAL YEAR
                                            Individual Grants
                           -----------------------------------------------------

                          Number of      Percent of Total
                         Securities     Options Gramted to
                         Underlying        Employees in    Exercise of Base   Expiration
         Name          Options Granted      Fiscal Year      Price/Share          Date
         ----          ---------------      -----------      -----------          ----
Paul L. Ray.........       200,000             21.7%             $2.0000         6/1/2005
                             6,400              0.7%             $2.9375         9/3/2003
                            14,121              1.5%             $2.9375        1/29/2004
                            35,879              3.9%             $2.9375        4/23/2004
                            20,000              2.2%             $2.9375       10/30/2004
William O'Connor....         3,000              0.3%             $2.9375        4/23/2002
                             8,000              0.9%             $2.9375       11/20/2001
                          88,850(1)             9.6%             $0.3750        2/25/2003
                          11,150(2)             1.2%             $0.3750        5/18/2003
Daniel Hannify......        50,000              5.4%             $2.2810        5/18/2003
                          25,000(3)             2.7%             $0.7500        5/18/2003
Jeffrey Hiller......         6,400              0.7%             $2.9375       12/31/2003
                            20,000              2.2%             $2.9375       12/31/2003
                            25,000              2.7%             $2.2810       12/31/2003
William G. Lyons....       7,750(4)             0.8%             $0.3750       12/13/2003
Robert E. Silligman.        20,000              2.2%             $2.9375       10/30/2002
                             6,400              0.7%             $2.9375        9/13/2001

---------------------
(1) This option was issued in December 1998 in connection with the cancellation of an option for 88,850 shares of Common Stock, exercisable at $2.50 per share. The cancelled option was issued in February 1998 and is not listed in the above table.
(2) This option was issued in December 1998 in connection with the cancellation of an option for 11,150 shares of Common Stock, exercisable at $2.281 per share. The cancelled option was issued in May 1998 and is not listed in the above table.
(3) This option was issued in October 1998 in connection with the cancellation of an option for 25,000 shares of Common Stock, exercisable at $2.281 per share. The cancelled option was issued in May 1998 and is not listed in the above table.
(4) This option was granted to Mr. Lyons as a director. Mr. Lyons was not serving as an executive officer of the Company at the time the option was granted.

OPTION EXERCISES AND HOLDINGS

      The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1998, with respect to the Named Executive Officers.

             AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION VALUES


                                                      Number of Shares
                          Number of             Underlying Unexercised Options  Value of Unexercised, In-the-Money
                           Shares                  Held at December 31, 1998      Options at December 31, 1998(1)
                          Acquired       Value   -----------------------------    ------------------------------
          Name           on Exercise   Realized   Exercisable   Unexercisable       Exercisable   Unexercisable
-----------------------  -----------   ---------  -----------   --------------    --------------  --------------
Paul L. Ray ..........      None          N/A       220,900        260,499             $0.00          $0.00
William O'Connor......      None          N/A         6,833        104,167             $0.00          $0.00
Dan Hannify...........      None          N/A        12,500         62,500             $0.00          $0.00
Jeffrey Hiller........      None          N/A       131,399              0             $0.00          $0.00
William Lyons.........      None          N/A         7,750              0             $0.00          $0.00
Robert E. Silligman...      None          N/A        91,467         16,933             $0.00          $0.00


---------------

(1) Based on the fair market value of the underlying shares of Common Stock of $0.25 per share, the average of the closing bid and the ask price per share on December 31, 1998, as reported by Nasdaq over the Counter Bulletin Board, less the per share exercise price.


EMPLOYMENT AGREEMENTS

      Paul L. Ray, Chief Executive Officer, Chairman of the Board and President of the Company, has an employment agreement (the "Ray Agreement") with the Company that terminates on December 31, 2000, subject to a provision that will automatically extend the term of the agreement for an additional year. Mr. Ray's current annual salary is $175,000. Under the Ray Agreement, options granted prior to 1999 to Mr. Ray expire seven years from the date of grant and remain exercisable for a seven-year period regardless of whether Mr. Ray's employment with the Company terminates earlier. In the event of a Change in Control of the Company (as defined in the Ray Agreement), all options previously granted to Mr. Ray which remain unvested will vest immediately. If Mr. Ray's employment is terminated (i) upon his death, (ii) following a Change in Control, (iii) by the Company due to various described disability circumstances, (iv) by the Company without cause or (v) by Mr. Ray voluntarily upon the Company's default or unremedied Adverse Change in Duties (as defined in the Ray Agreement), then the Company will pay Mr. Ray severance pay equal to the product of the number of complete years of service times three times Mr. Ray's then current monthly salary (but not more than 20 times his monthly salary). Such severance pay may be made, at the Company's option, in one lump sum or in monthly installments, each equal to Mr. Ray's then current monthly salary. Mr. Ray may terminate his employment at any time upon at least thirty days written notice to the Company.

      William O'Connor, Vice President and Chief Operating Officer of the Company, has a one-year employment agreement with the Company which expires on February 28, 2000, subject to a provision that will automatically extend the term of the agreement until February 28, 2001 (the "O'Connor Agreement"). Mr. O'Connor's current annual salary is $135,000. The O'Connor Agreement provides for vesting of stock options and severance pay upon terms similar to the Ray Agreement, except the Company would pay O'Connor severance of $11,250 per month for one year. Mr. O'Connor may terminate his employment at any time upon at least thirty days written notice to the Company.

      Jeffrey J. Hiller, the former Vice President, Finance and Chief Financial Officer of the Company, has an employment agreement with the Company to provide, on request, support for financial matters prior to June 30, 1999 (the "Hiller Agreement"). Mr. Hiller's current monthly salary is $10,600. The Hiller Agreement immediately vested all outstanding option agreements held by Mr. Hiller, and extends the expiration of all such options until December 31, 2003.

      Robert E. Silligman, the former President and Chief Operating Officer of the Company, had an employment agreement similar to the O'Connor Agreement that expired on December 31, 1998. In connection with Mr. Silligman's resignation as President and Chief Operating Officer of the Company, Mr. Silligman's employment agreement was cancelled and he entered into a new employment agreement with the Company for the balance of 1998, at his then current salary of $11,250 per month.

      Daniel T. Hannify, the former Vice President of the Company and Vice President, Operations of Brimfield Precision, Inc. ("BPI"), had an employment agreement with BPI (the "Hannify Agreement"). Pursuant to the Hannify Agreement, Mr. Hannify's base salary was $175,000 per annum. Mr. Hannify began working for Brimfield Precision, LLC, the entity that purchased the Brimfield, Massachusetts operation of BPI, and ceased working for BPI, on March 31, 1999.

      William G. Lyons, the former President of BPI, was under a one-year employment contract which expired on December 11, 1998. Mr. Lyons' annual salary was $150,000.




ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of December 31, 1998 by
(i) each director and director-nominee, (ii) each Named Executive Officer, (iii) each shareholder known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock and (iv) all executive officers and directors of the Company as a group.

NEED TO COMPLETELY REDO TABLE AND FOOTNOTES.


                Name and Address of                 Number of Shares      Percentage of
                Beneficial Owner(1)                  of Common Stock    Outstanding Common
                -------------------                   Beneficially      Stock Beneficially
                                                        Owned(2)              Owned
                                                    ----------------    ------------------
Paul L. Ray(3)...................................       258,236                6.5%

Ray L. Hauser, Ph.D.(4)..........................       319,126                8.6%

Clifford F. Frith(5).............................        48,156                1.3%

William O'Connor(6)..............................         8,083                 *

William G. Lyons(7)..............................       323,460                8.7%

A. Clinton Allen(8)..............................        94,750                2.5%

Terry R. Knapp, M.D(9)...........................        19,750                 *

Robert E. Silligman(10)..........................        63,200                1.7%

Jeffrey J. Hiller(11)............................       141,899                3.7%

Daniel T. Hannify(12)............................        18,750                 *

John Pappajohn...................................       232,820                6.3%
2116 Financial Center
Des Moines, Iowa 50309




                Name and Address of                 Number of Shares      Percentage of
                Beneficial Owner(1)                  of Common Stock    Outstanding Common
                -------------------                   Beneficially      Stock Beneficially
                                                        Owned(2)              Owned
                                                    ----------------    ------------------
Equitable Investment Management Services, Inc. ..       208,685                5.6%
5400 University Avenue
West Des Moines, IA 50266

Matthew Lyons....................................       226,655                6.1%
90 Brookdale Drive
Springfield, MA 01104

Imperial Bank(13)................................       250,000                6.7%
225 Franklin Street, 29th Floor
Boston, MA 02110

Austin W. Marxe and David Greenhouse(14).........       552,700               14.9%
153 East 53rd Street
New York, NY 10022

All executive officers and directors.............       914,984               22.1%
as a group (7 persons)(15)


-------------------

*Less than one percent.

(1) Unless otherwise noted, the address for each beneficial owner is c/o the Company, 5710-B Flatiron Parkway, Boulder, Colorado 80301.

(2) Except as otherwise noted, each individual or entity has sole voting and investment power with respect to the shares listed. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of the Common Stock which may be acquired upon exercise of stock options and warrants which are currently exercisable or which become exercisable within 60 days of December 31, 1998, are deemed beneficially owned by the optionee and each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of December 31, 1998, have been exercised. Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(3) Includes 249,650 shares which Mr. Ray has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998. Does not include (i) 5,318 shares of Common Stock held by Paradigm Partners ("Paradigm"), a limited liability company of which Mr. Ray is a member, but not a manager, (ii) 10,000 shares Paradigm has a right to acquire upon exercise of stock options currently exercisable, and
      (iii) 14,070 shares of Common Stock held by Paradigm Capital Network, Ltd., a Colorado limited partnership of which Paradigm is the general partner.

(4) Includes 28,406 shares of Common Stock Dr. Hauser has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998, and excludes 2,560 shares of Common Stock owned by Dr. Hauser's wife of which Dr. Hauser disclaims beneficial ownership.

(5) Includes 48,156 shares of Common Stock Mr. Frith has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(6) Includes 7,083 shares of Common Stock Mr. O'Connor has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(7) Includes 7,750 shares of Common Stock Mr. Lyons has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(8) Includes 19,750 shares of Common Stock Mr. Allen has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998, and 75,000 shares of Common Stock underlying an exercisable warrant held by A.C. Allen & Company.

(9) Includes 19,750 shares of Common Stock Mr. Knapp has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(10) Includes 63,200 shares of Common Stock Mr. Silligman has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(11) Includes 131,399 shares of Common Stock Mr. Hiller has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(12) Includes 18,750 shares of Common Stock Mr. Hannify has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1998.

(13) Includes 250,000 shares of Common Stock which Imperial Bank has the right to acquire upon exercise of warrants currently exercisable.

(14) Includes 425,700 shares held by Special Situations Fund III, L.P. and 127,000 shares held by Special Situations Cayman Fund, L.P. The investment advisor of both funds is controlled by Mr. Marxe and Mr. Greenhouse. Mr. Marxe and Mr. Greenhouse have shared voting power and shared dispositive power over all such shares.

(15) Includes 362,139 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 1998, and 75,000 shares of Common Stock underlying exercisable warrants held by
      A. C. Allen & Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On December 12, 1997, the Company finalized the acquisition of all the outstanding shares of BPI from William G. and Matthew Lyons. For their BPI shares, the Company paid William G. and Matthew Lyons $4,235,465 and $3,049,535 in cash and 337,043 shares and 242,667 shares of the Company's Common Stock, respectively. In connection with the acquisition of BPI, the Company paid off approximately $171,000 in principal due on a note to Pasqualina C. Lyons, William G. and Matthew Lyons' mother.

      The Company subleases 13,821 square feet of a manufacturing facility in Springfield, Massachusetts from Blackstone Medical, Inc., a corporation controlled by Matthew Lyons. The lease agreement requires rental payments of approximately $5,000 per month and expires in December 2001. The Company also leases equipment and computer network and telephone services to Blackstone Medical on a month-to-month basis. Blackstone Medical, Inc. also purchases products from, and sells products to BPI in the ordinary course of its business. In 1998, the volume of such sales and purchases aggregated approximately $903,000. William G. Lyons owns an equity interest in, and is a director of, Blackstone Medical, Inc. William G. Lyons was an executive officer and is a director of the Company.

      Effective March 2, 1998, the Company entered into a one-year Consulting Agreement with A. C. Allen & Company, a company controlled by A. Clinton Allen, a director of the Company, for advise regarding strategic planning issues. The agreement is automatically renewed each successive year unless either party elects not to renew it. Pursuant to that agreement, the Company will pay A. C. Allen & Company $4,000 per month. Effective May 19, 1998, the Company issued to
A. C. Allen & Company a five-year warrant to purchase up to 75,000 shares of the Company's Common Stock at any time at $2.281 per share.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits


       Exhibit
        Number                    Description of Document
       -------                    -----------------------
          3.1       Amended and Restated Articles of Incorporation of the
                    Company and Articles of Amendment and Certificate of
                    Correction thereto (incorporated herein by reference to
                    Exhibit 3.1 of the Company's Registration Statement on Form
                    SB-2 (SEC File No. 333-09103)). *

          3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form
                    SB-2 (SEC File No. 333-09103)). *

          4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's Registration
                    Statement on Form SB-2 (SEC File No. 333-09103)). *

          10.1 1994 Stock Option Plan of the Company, as amended, and after the Company's December 1994 four-for-one stock split
                    (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (SEC File No.
                    333-09103)). *

          10.2 1998 Stock Option Plan of the Company (incorporated herein by reference from the Company's Proxy Statement for its 1998
                    Annual Meeting of Shareholders). *

          10.3 Registration Rights Agreement dated as of July 1994 among the Company and holders of previously issued (and converted)
                    Series A Preferred Stock (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on
                    Form SB-2 (SEC File No. 333-09103)). *

          10.4 Form of Promissory Notes payable by the Company to each of the Company's Lenders and form of Extension Agreements thereto (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (SEC File
                    No. 333-09103)). *

          10.5 Form of Stock Purchase Warrants issued by the Company to each of the Company's Lenders (incorporated herein by reference to Exhibit 10.8 of the Company's Registration
                    Statement on Form SB-2 (SEC File No. 333-09103)). *

          10.6 Strategic Alliance Agreement dated as of February 27, 1995, between the Company and Surgical Navigation Technologies,
                    Inc. and letters regarding termination of such agreement
                    (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (SEC File No.
                    333-09103)). *

          10.7      Equipment Lease Agreement between the Company and Machinery
                    Systems, Inc., for a refurbished Zeiss Coordinate Measuring
                    Machine (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (SEC
                    File No. 333-09103)). *

          10.8 Commercial Industrial Lease dated January 11, 1996, between the Company and Life Investors Company of America
                    (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (SEC File No.
                    333-09103)). *

          10.9      Amendment dated March 7, 1998 to the Commercial Industrial
                    Lease dated January 11,1996, between the Company and Life
                    Investors Insurance Company of America (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-QSB report filed May 12, 1998). *

          10.10 Employment Agreement between the Company and Paul L. Ray, and amendment thereto (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on
                    Form SB-2 (SEC File No. 333-09103)). *





          10.11     Employment Agreement between the Company and Robert E.
                    Silligman (incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement on Form SB-2 (SEC
                    File No. 333-09103)). *

          10.12     Employment Agreement between the Company and Waldean A.
                    Schulz (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement on Form SB-2 (SEC File
                    No. 333-09103)). *

          10.13     Employment Agreement between the Company and Jeffrey J.
                    Hiller (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form SB-2 (SEC File
                    No. 333-09103)). *

          10.14 Form of Representative's Warrants (incorporated herein by reference to Exhibit 10.20 of the Company's Registration
                    Statement on Form SB-2 (SEC File No. 333-09103)). *

          10.15     Agreement of Purchase and Sale Among Image Guided
                    Technologies, Inc. and Stockholders of Brimfield Precision,
                    Inc. dated 11/25/97 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report filed December
                    29, 1998). *

          10.16 Amendment dated December 12, 1998 to Agreement of Purchase and Sale Among Image Guided Technologies, Inc. and
                    Stockholders of Brimfield Precision, Inc. dated November 25,
                    1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K report filed December 29, 1998). *

          10.17     Loan Agreement between Image Guided Technologies, Inc. and
                    Imperial Bank, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K report filed December 29, 1998). *

          10.18     Subordinated Note from Image Guided Technologies, Inc.
                    payable to Cruttenden Roth, dated December 12, 1998
                    (incorporated herein by reference to Exhibit 2.4 of the Company's Form 8-K report filed December 29, 1998). *

          10.19     Warrant from Image Guided Technologies, Inc. to Imperial
                    Bank, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.5 of the Company's Form 8-K report filed December 29, 1998). *

          10.20     Warrant from Image Guided Technologies, Inc. to Cruttenden
                    Roth, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.6 of the Company's Form 8-K report filed December 29, 1998). *

          10.21 Warrant from Image Guided Technologies to Imperial Bank, dated 3/15/98 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-KSB filed 4/14/98).*

          10.22 Warrant from Image Guided Technologies to Imperial Bank, dated 3/31/98 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-KSB filed 4/14/98).*

          10.23 Bill Lyons Employment Agreement (incorporated by reference to Exhibit 10.26 of the Company's Form 10-KSB filed
                    4/14/98).*.

          10.24     Springfield lease (incorporated by reference to Exhibit
                    10.27 of the Company's Form 10-KSB filed 4/14/98).*

          10.25     Promissory Note to Pasqualina Lyons from BPI dated 8/19/88
                    (incorporated by reference to Exhibit 10.28 of the Company's
                    Form 10-KSB filed 4/14/98).*

          10.26     Employment agreement between the Company and Robert E.
                    Silligman, dated February 21, 1998 (incorporated by reference to Exhibit 10.29 of the Company's Form 10-KSB filed 4/14/98).*




          10.27     Amended and Restated Loan Agreement dated 4/3/98 between
                    Image Guided Technologies, Inc. and BankBoston, N.A.
                    (incorporated by reference to Exhibit 10.30 of the Company's
                    Form 10-KSB filed 4/14/98).*

          10.28     Common Stock Purchase Warrant issued to A.C. Allen & Company
                    (incorporated herein by reference to Exhibit 10.31 if the Company's Form 10-QSB filed 8/14/98).*

          10.29     Consulting Agreement between Image Guided Technologies, Inc.
                    and A.C. Allen & Company (incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-QSB filed
                    8/14/98).*

          10.30     Employment Agreement dated 12/15/98 between the Company and
                    Jeffrey J. Hiller.

          10.31     Employment Agreement dated 1/1/99 between the Company and
                    Paul L. Ray.

          10.32     Employment Agreement dated 3/1/98 between the Company and
                    William O'Connor.

          10.33     Asset Purchase Agreement among Brimfield Acquisition Corp.
                    and Brimfield Precision, Inc. and Image Guided Technologies
                    (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed 4/14/99).*

          10.34 Employee Stock Purchase Plan (incorporated herein by reference to the Appendix of the Company's proxy materials filed 4/23/98).*

          21.0      Subsidiaries of the Company.

          23.1      Consent of Independent Accountants.

          27.1      Financial Data Schedule.


--------------------------
* Incorporated herein by reference.


(b) Form 8-K Reports

         None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMAGE GUIDED TECHNOLOGIES, INC.


April 15, 1999                          By: /s/ Paul L. Ray
                                        ------------------------------------
                                        Paul L. Ray
                                        Chairman of the Board, President and
                                        Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 15, 1999                          /s/ Paul L. Ray
                                        ------------------------------------

                                        Paul L. Ray
                                        Chairman of the Board, President and
                                        Chief Executive Officer
                                        (Principal Accounting Officer)


April 15, 1999                          /s/ Terry Knapp
                                        ------------------------------------
                                        Terry Knapp
                                        Director


April 15, 1999                          /s/ Clifford Frith
                                        ------------------------------------
                                        Clifford Frith
                                        Director


                                        ------------------------------------
                                        A. Clinton Allen
                                        Director


                                        ------------------------------------
                                        William Lyons
                                        Director