Form 10QSB
period 1999-03-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-05-24
CIK 1019656

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D. C.

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 1999

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                        Commission file number 001-12189

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

                5710-B FLATIRON PARKWAY, BOULDER, COLORADO 80301
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 447-0248
                                 --------------
              (Registrant's telephone number, including area code)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes [X]  No [  ]

The number of shares outstanding of the registrant's common stock as of May 14, 1999 was 3,787,980.

Transitional Small Business Disclosure Format (check one)   Yes [  ]  No [X]

                            IMAGE GUIDED TECHNOLOGIES

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


Part I   Financial Information                                                            Page
                                                                                          ----
         Item 1.           Balance Sheets as of March 31, 1999 and December 31, 1998       3

                           Statements of Operations for the three months ended
                              March 31, 1999 and 1998                                      4

                           Statements of Cash Flows for the three months ended
                              March 31, 1999 and 1998                                      5

                           Notes to Financial Statements                                   6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           And Results of Operations                                       8


Part II  Other Information and Signatures                                                 12


                         IMAGE GUIDED TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                                              March 31,            December 31,
                                                                                 1999                  1998
                                                                           -----------------     -----------------
                                                                             (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $           52,000   $            23,000
   Accounts receivable, net of allowance for doubtful
      accounts of $83,000 and $76,000, respectively                               1,822,000             1,710,000
   Inventories, net                                                                 919,000               921,000
   Investment--Discontinued operations                                            --                    1,437,000
   Other current assets                                                             207,000               174,000
                                                                           -----------------     -----------------
      Total current assets                                                        3,000,000             4,265,000

Property and equipment, net of accumulated depreciation of
   $648,000 and $602,000, respectively                                              644,000               650,000
Goodwill, net of accumulated amortization of $38,000 and
   $31,000, respectively                                                            543,000               550,000
Investment--Discontinued operations                                               --                    5,184,000
Other assets                                                                        221,000               222,000
                                                                           -----------------     -----------------
          Total assets                                                            4,408,000            10,871,000
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               1,172,000               860,000
   Accrued liabilities                                                              377,000               403,000
   Line of credit                                                                   587,000             2,524,000
   Current portion of capital lease obligations                                      37,000             1,332,000
   Current portion of notes payable                                                 500,000             2,986,000
                                                                           -----------------     -----------------
      Total current liabilities                                                   2,673,000             8,105,000

Capital lease obligations                                                            29,000                38,000
                                                                           -----------------     -----------------

          Total liabilities                                                       2,702,000             8,143,000
                                                                           -----------------     -----------------

Shareholders' equity:
   Common stock, no par value, 10,000,000 shares
      authorized; 3,705,222 shares issued and outstanding                        10,456,000            10,456,000
   Accumulated deficit                                                           (8,750,000)           (7,728,000)
                                                                           -----------------     -----------------
      Total shareholders' equity                                                  1,706,000             2,728,000
                                                                           -----------------     -----------------

          Total liabilities and shareholders' equity                     $        4,408,000   $        10,871,000
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------


     The accompanying notes are an integral part of these balance sheets.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                                                  1999                     1998
                                                                           --------------------     --------------------
Revenue                                                                  $           1,854,000   $            1,720,000
Cost of goods sold                                                                   1,031,000                1,056,000
                                                                           --------------------     --------------------
    Gross profit                                                                       823,000                  664,000
                                                                           --------------------     --------------------

Operating expenses:
    Research and development                                                           345,000                  379,000
    Selling and marketing                                                              307,000                  208,000
    General and administrative                                                         531,000                  316,000
                                                                           --------------------     --------------------
      Total operating expenses                                                       1,183,000                  903,000
                                                                           --------------------     --------------------

Operating income (loss)                                                               (360,000)                (239,000)

Other income (expense)                                                                  (2,000)                 (38,000)
                                                                           --------------------     --------------------

Income (loss) from continuing operations before taxes                                 (362,000)                (277,000)

Income taxes                                                                       --                       --

Discontinued operations:
    Income (loss) from discontinued operations                                          30,000                  (49,000)
    Loss on disposal                                                                  (690,000)             --
                                                                           --------------------     --------------------

Net income (loss)                                                        $          (1,022,000)  $             (326,000)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------

Earnings (loss) per share (basic and diluted):
    Continuing operations                                                $               (0.10)  $                (0.08)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------
    Discontinued operations                                              $               (0.18)  $                (0.01)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------
    Net income                                                           $               (0.28)  $                (0.09)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------

Weighted average common shares outstanding (basic and diluted)                       3,705,222                3,693,822
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------


   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                                                 1999                  1998
                                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $        (1,022,000)  $          (326,000)
Net loss from discontinued operations                                              (660,000)              (49,000)
                                                                           -----------------     -----------------
Income (loss) from continuing operations                                           (362,000)             (277,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                                  53,000                88,000
      Loss on disposition of assets                                               --                     (388,000)
      Provision for inventory obsolescence                                        --                       (7,000)
      Provision for doubtful accounts                                                 7,000                12,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (119,000)              202,000
        Inventories                                                                   2,000               (50,000)
        Other current assets                                                        (33,000)              184,000
        Accounts payable                                                            312,000               125,000
        Accrued liabilities                                                         (26,000)               83,000
                                                                           -----------------     -----------------
           Net cash used in continuing operating activities                        (166,000)              (28,000)
                                                                           -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                              40,000             --
    Proceeds from sale of net assets                                              5,869,000             --
                                                                           -----------------     -----------------
           Net cash provided by investing activities                              5,909,000             --
                                                                           -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Pay off of revolving loan                                                    (1,924,000)             --
    Pay off of capital lease obligations                                         (1,304,000)             (110,000)
    Pay off of notes payable                                                     (2,486,000)             (223,000)
                                                                           -----------------     -----------------
           Net cash used in investing activities                         $       (5,714,000)   $         (333,000)
                                                                           -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                                 29,000             (361,000)
CASH AND CASH EQUIVALENTS, beginning of period                                       23,000            1,216,000
                                                                           -----------------     -----------------
CASH AND CASH EQUIVALENTS, end of period                                $            52,000   $          855,000
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------

Supplemental Cash Flow Disclosures:
    Interest paid                                                       $           153,000   $          182,000
    Warrants issued in connection with debt                                       --                     119,000


   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999



Note 1--Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Springfield Surgical Instruments, Inc. (Springfield), f/k/a Brimfield Precision, Inc. The consolidated financial statements have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of Springfield as discontinued operations for the three months ended March 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 1999 and its results of operations and cash flows for the three month period then ended. The unaudited financial statements should be read with the complete financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.


Note 2--Sale of Springfield Surgical Instruments, Inc. Assets

On March 30, 1999, Springfield sold substantially all the assets of its general surgical instruments, orthopedic implants and orthopedic instrumentation business located at Brimfield, Massachusetts. The sales price was $6,000,000 in cash plus assumption of certain trade payables and accrued liabilities, subject to adjustment for changes for the period from June 30, 1998 through closing. The final purchase price is not expected to be finalized until June 1999.

The funds received from the net asset sale were used to pay off amounts outstanding under equipment leases and the Company's term loan with BankBoston and to pay down the Company's revolving loan with BankBoston.


Note 3--Line of Credit

On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services ("Silicon"), a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at the rates of 90% and decreasing to 80% of the face amount of the receivables by July 1, 1999. The total amount of receivables purchased at any time cannot exceed $1,500,000. Under the facility, the Company will repurchase from Silicon any uncollected receivables which are over 90 days old from the date of the invoice. Silicon has no obligation to purchase any receivable under the facility. As of May 14, 1999, the balance of the Company's accounts receivable that had been purchased by Silicon was approximately $837,000. The funds were used to pay off the BankBoston line of credit and to fund operations.


Note 4 - Segment Information

The Company has two business segments--optical localizers and surgical instruments. The optical localizer segment typically sells a system which consists of the following: a number of light-emitting diodes ("LED's") used as markers mounted on a pointer device or surgical instrument, a relative position dynamic reference device connected to a patient or industrial part, a multi-camera array for detecting the X, Y and Z positions of the LED's, a proprietary microprocessor-based control system and a proprietary software package. The surgical instrument segment sells stainless steel surgical instruments used for minimally invasive surgery and other surgical procedures.

The Company does not have any intersegment revenue and evaluates segment performance based upon revenue and gross profit. The segment gross profit equals consolidated gross profit. The Company does not allocate research and product development costs, selling, general and administrative expenses, other income and expense or income taxes to the two segments. The revenue and gross profit by segment is as follows.


                                                                           1999                 1998
                                                                     -----------------    -----------------
Revenue:          Optical localizers                               $        1,480,000   $        1,017,000
                  Surgical instruments                                        374,000              703,000
                                                                     -----------------    -----------------
                      Total revenue                                $        1,854,000   $        1,720,000
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------

Gross profit:     Optical localizers                               $          800,000   $          454,000
                  Surgical instruments                                         23,000              210,000
                                                                     -----------------    -----------------
                      Total gross profit                           $          823,000   $          664,000
                                                                     -----------------    -----------------
                                                                     -----------------    -----------------


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

REVENUE. Revenue increased $134,000 or 7.8% from $1,720,000 in the first quarter 1998 to $1,854,000 in the first quarter 1999. The increase is due to optical localizer business from new customers, increased sales of the Company's wireless systems and an increase in sales in the industrial market, offset by a decrease in surgical instruments sales due to the loss of a major customer.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin increased from 38.6% in the first quarter 1998 to 44.4% in the first quarter 1999. This increase is due to higher optical localizer margins due to a more favorable product mix offset by a decrease in surgical instruments margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $34,000 or 9% from $379,000 in the first quarter 1998 to $345,000 in the first quarter 1999. The net decrease is due to a reduction in engineering personnel in the third quarter of 1998 offset by an increase in quality assurance expenses in the first quarter of 1999 related to the Company's obtaining of ISO 9001 certification in the second quarter.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $99,000 or 47.6% from $208,000 in the first quarter 1998 to $307,000 in the first quarter 1999. This increase is due to two additional sales personnel in 1999 plus increased expenses related to trade shows.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $208,000 or 65.8% from $316,000 in the first quarter 1998 to $524,000 in the first quarter 1999. This increase is due to several factors: severance costs in the first quarter of 1999 for a former officer, and increases in legal fees and travel costs.

OTHER INCOME (EXPENSE). Other income (expense) decreased $36,000 in the first quarter 1999 compared to the first quarter 1998. Of the total $153,000 interest expense during the first quarter 1999, $30,000 is related to debt from continuing operations. The decrease is due to an increase in other income.

DISCONTINUED OPERATIONS. Income (loss) from discontinued operations represents the results of operations of the general surgical instruments, orthopedic implants and orthopedic instrumentation business which the Company sold in March 1999. The loss on disposal of assets represents an additional loss recognized in the first quarter of 1999 due to a change in the estimated sale price primarily due to the valuation of net assets sold and the costs associated with finalizing the sale.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. While interest has been paid to date, the Company owes the $500,000 principal amount in full. The note is subordinated to the Company's bank debt and the holders of the note are not permitted under the terms of the subordination agreement with the bank to sue upon or collect, nor to make demand for, nor to exercise any rights or remedies to enforce, the note, so long as any bank obligation remains outstanding.

As of May 24, 1999, approximately $464,000 of the Company's outstanding accounts receivable had been purchased by Silicon. The Company expects to incur operating losses for the months of April and May and has exceeded its agreed upon terms for payment with several creditors. The Company is pursuing various alternatives to raise cash to fund its operating losses, pay down its obligations to its suppliers and for other corporate purposes.

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

LOSS DURING 1998 AND 1999; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost $1,352,000 from continuing operations in 1998 and $362,000 in the first quarter 1999. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

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

CLAIM BY DANIEL HANNIFY. The Company and Springfield have recently received a notice of claim pursuant to the December 1, 1997 Employment Agreement between Brimfield Precision, Inc. and Daniel T. Hannify. Mr. Hannify is claiming that he is entitled to payment of $200,000 per year plus benefits for two years and eight months.

YEAR 2000 ISSUES. Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and has complete 90% of the remediation phase as of March 31, 1999. The Company plans to complete the final 10% of the remediation phase for its information technology by June 30, 1999. With respect to its non-information technology systems, the Company has completed approximately 85% of the assessment phase and has yet to begin the remediation phase. The remainder of the assessment for non-technology systems will be complete by May 31, 1999 and remediation will be complete by June 30, 1999. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by June 30, 1999. The company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by June 30, 1999.

The Company is in the process of communicating with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. A formal survey of major customers and suppliers began in April 1999. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers are expected to be completed by June 30, 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31, 1999.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. See "Liquidity and Capital Resources."

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:


              Exhibit No.           Title
              -----------           -----
                  2.35              Stock Option Agreement for Paul L. Ray

                  2.36              Employment Agreement dated December 1, 1997 between
                                    Brimfield Precision, Inc. and Daniel T. Hannify

                  27                Financial Data Schedule


         (b)  Reports on Form 8-K

              Filed January 8, 1999--The Company issued two press releases announcing (1) that its stock would be quoted on the OTC Bulletin Board, (2) the execution of an agreement to sell certain assets of Brimfield Precision, Inc., its wholly-owned subsidiary and (3) the hiring of a new chief financial officer as of January 1, 1999.

              Filed March 29, 1999--The Company announced that its chief financial officer had resigned effective March 12, 1999, and that William O'Connor, the Company's Chief Operating Officer, has been appointed Treasurer effective March 29, 1999.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Image Guided Technologies, Inc.


/s/  Paul L. Ray                                     Date:    May 24, 1999
-------------------------------------
Paul L. Ray
President, Chief Executive Officer and
Chief Financial Officer