Form 10QSB
period 1999-06-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-08-16
CIK 1019656

                      U. S. SECURITIES AND EXCHANGE COMMISSION

                                  WASHINGTON D. C.

                                    FORM 10-QSB


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                        FOR THE QUARTER ENDED JUNE 30, 1999

           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _____________ to ______________

                          COMMISSION FILE NUMBER 001-12189

                          IMAGE GUIDED TECHNOLOGIES, INC.
                          -------------------------------
         (Exact name of small business issuer as specified in its charter)

               COLORADO                               84-1139082
               --------                               ----------
    (State or other jurisdiction                     (IRS Employer
     of incorporation or organization)             Identification No.)


                 5710-B FLATIRON PARKWAY, BOULDER, COLORADO  80301
                 -------------------------------------------------
                      (Address of principal executive offices)

                                   (303) 447-0248
                                   --------------
                (Registrant's telephone number, including area code)




Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of July 31, 1999 was 3,803,020.

Transitional Small Business Disclosure Format (check one)   Yes [ ]  No [X]

                             IMAGE GUIDED TECHNOLOGIES

                                    FORM 10-QSB
                        FOR THE QUARTER ENDED JUNE 30, 1999

                                       INDEX

Part I  Financial Information                                               Page
        Item 1.  Balance Sheets as of June 30, 1999 and December 31, 1998      3

                 Statements of Operations for the three and six months
                 ended June 30, 1999 and 1998                                  4

                 Statements of Cash Flows for the six months ended
                 June 30, 1999 and 1998                                        5

                 Notes to Financial Statements                                 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition And Results of Operations                           7

Part II Other Information and Signatures                                      13


                         IMAGE GUIDED TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                           June 30,          December 31,
                                                                             1999                1998
                                                                        ----------------    ----------------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                            $        84,000     $         23,000
   Accounts receivable, net of allowance for doubtful
    accounts of $90,000 and $76,000, respectively                             1,109,000            1,710,000
   Inventories, net                                                             903,000              921,000
   Investment--Discontinued operations                                        --                   1,437,000
   Other current assets                                                         141,000              174,000
                                                                        ---------------     ----------------
    Total current assets                                                      2,237,000            4,265,000

Property and equipment, net of accumulated depreciation of
   $722,000 and $602,000, respectively                                          732,000              650,000
Goodwill, net of accumulated amortization of $44,000 and
   $31,000, respectively                                                        537,000              550,000
Patents and Trademarks net of accumulated amortization
   $22,000 and $21,000, respectively                                             56,000               57,000
Investment--Discontinued operations                                           --                   5,184,000
Other assets                                                                    149,000              165,000
                                                                        ---------------     ----------------
        Total assets                                                    $     3,711,000     $     10,871,000
                                                                        ---------------     ----------------
                                                                        ---------------     ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $     1,322,000     $        860,000
   Accrued liabilities                                                          400,000              403,000
   Line of credit                                                               173,000            2,524,000
   Current portion of capital lease obligations                                  86,000            1,332,000
   Current portion of notes payable                                             487,000            2,986,000
                                                                        ---------------     ----------------
    Total current liabilities                                                 2,468,000            8,105,000

Capital lease obligations                                                       292,000               38,000
                                                                        ---------------     ----------------

        Total liabilities                                               $     2,760,000     $      8,143,000
                                                                        ---------------     ----------------

Shareholders' equity:
   Common stock, no par value, 10,000,000 shares
    authorized; 3,803,020 and 3,705,222 shares issued and                    10,475,000           10,456,000
    outstanding; respectively
   Accumulated deficit                                                       (9,524,000)          (7,728,000)
                                                                        ---------------     ----------------
    Total shareholders' equity                                          $       951,000     $      2,728,000
                                                                        ---------------     ----------------

        Total liabilities and shareholders' equity                      $     3,711,000     $     10,871,000
                                                                        ---------------     ----------------
                                                                        ---------------     ----------------

    The accompanying notes are an integral part of these balance sheets.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                        Three Months Ended June 30         Six Months Ended June 30
                                      ------------------------------    --------------------------------
                                         1999             1998              1999               1998
                                      ------------    --------------    --------------     -------------
Revenue                               $ 1,338,000     $   1,252,000     $   3,192,000      $  2,972,000
Cost of goods sold                        862,000           939,000         1,893,000         1,995,000
                                      -----------     -------------     -------------      ------------
   Gross profit                           476,000           313,000         1,299,000           977,000
                                      -----------     -------------     -------------      ------------

Operating expenses:
   Research and development               357,000           357,000           702,000           736,000
   Selling and marketing                  306,000           185,000           613,000           393,000
   General and administrative             510,000           543,000         1,041,000           859,000
                                      -----------     -------------     -------------      ------------
     Total operating expenses           1,173,000         1,085,000         2,356,000         1,988,000
                                      -----------     -------------     -------------      ------------

Operating loss                           (697,000)         (772,000)       (1,057,000)       (1,011,000)

Other income (expense)                    (77,000)            1,000           (79,000)          (37,000)
                                      -----------     -------------     -------------      ------------

Loss from continuing operations          (774,000)         (771,000)       (1,136,000)       (1,048,000)

Discontinued operations:
   Income (loss) from
     discontinued operations             (115,000)           30,000          (164,000)
   Loss on disposal of
     discontinued operations              --                --               (690,000)          --

Extraordinary item--loss on early         --               (253,000)         --                (253,000)
   pay off of debt-net of taxes
                                      -----------     -------------     -------------      ------------
Net loss                              $  (774,000)    $  (1,139,000)    $  (1,796,000)     $ (1,465,000)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
Loss per share (basic and diluted):
   Continuing operations              $     (0.20)    $       (0.21)    $       (0.30)     $      (0.28)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
   Discontinued operations            $      0.00     $       (0.03)    $       (0.18)     $      (0.05)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
   Extraordinary item                 $      0.00     $       (0.07)    $        0.00      $      (0.07)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
   Net income                         $     (0.20)    $       (0.31)    $       (0.48)     $      (0.40)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
Weighted average common shares
   outstanding (basic and diluted)      3,803,020         3,697,822         3,754,121         3,697,822
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------


    The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                                            1999              1998
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $ (1,796,000)     $ (1,465,000)
Net loss from discontinued operations                                       (660,000)         (164,000)
                                                                        ------------      ------------
Loss from continuing operations                                         $ (1,136,000)     $ (1,301,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
     Extraordinary loss net of tax                                               --            253,000
     Depreciation and amortization                                           134,000           410,000
     Gain on disposition of assets                                               --             33,000
     Provision for inventory obsolescence                                     42,000            10,000
     Provision for doubtful accounts                                          14,000            16,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                   587,000           216,000
       Inventories                                                           (24,000)         (123,000)
       Other assets                                                           49,000           163,000
       Accounts payable                                                      462,000           103,000
       Accrued liabilities                                                    (3,000)           79,000
                                                                        ------------      ------------
          Net cash used in continuing operating activities              $    125,000      $   (141,000)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (202,000)              --
   Proceeds from sales/lease back arrangements                               325,000               --
   Proceeds from sale of discontinued operations                           5,961,000               --
                                                                        ------------      ------------
          Net cash provided by investing activities                     $  6,084,000      $        --
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock                                                19,000             4,000
   Proceeds from lines of credit                                             173,000         5,187,000
   Principal payments on term loans                                       (2,499,000)       (5,346,000)
   Payments on line of credit                                             (2,524,000)         (577,000)
   Payments on capital lease obligations                                  (1,317,000)         (175,000)
                                                                        ------------      ------------
          Net cash used in financing activities                         $ (6,148,000)     $   (907,000)
                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents                          61,000        (1,048,000)
CASH AND CASH EQUIVALENTS, beginning of period                                23,000         1,216,000
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                $     84,000      $    168,000
                                                                        ------------      ------------
                                                                        ------------      ------------

Supplemental Cash Flow Disclosures:
   Interest paid                                                        $    210,000      $    361,000
   Equipment acquired under capital lease                               $    325,000               --
   Warrants issued in connection with debt                              $        --       $    169,000


    The accompanying notes are an integral part of these financial statements.

                          IMAGE GUIDED TECHNOLOGIES, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1999

Note 1--Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Springfield Surgical Instruments, Inc. (Springfield), f/k/a Brimfield Precision, Inc. The consolidated financial statements have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of Springfield as discontinued operations for the three months ended June 30, 1998 and six months ended June 30, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 1999 and its results of operations and cash flows for the three and six month periods then ended. The unaudited financial statements should be read with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

Note 2--Sale of Springfield Surgical Instruments, Inc. Assets

On March 30, 1999, Springfield sold substantially all the assets of its general surgical instruments, orthopedic implants and orthopedic instrumentation business located at Brimfield, Massachusetts. Total consideration from the sale was $6,158,000 in cash plus assumption by the purchaser of certain trade payables and accrued liabilities totaling $449,000.

The funds received from the asset sale were used to repay amounts outstanding under equipment leases and the Company's term loan with BankBoston and to pay down the Company's revolving loan with BankBoston.

Note 3--Line of Credit

On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services ("Silicon"), a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at the rates of 90% and decreasing to 75% of the face amount of the receivables by July 1, 1999. Under the facility, the Company will repurchase from Silicon any uncollected receivables which are over 90 days old from the date of the invoice and pay Silicon a finance charge equal to 2% per month on the face amount of all purchased receivables and an administrative fee of 1.5% of the face amount of each purchased
receivable.   Silicon has no obligation to purchase any receivable under the facility.

On July 2, 1999 Silicon and the Company amended the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables at 75% of the face amount of the receivables. Also, the total amount of receivables purchased at any one time cannot exceed $650,000. As of August 1, 1999, approximately $167,000 of the Company's accounts receivable had been purchased by Silicon.

Note 4 - Segment Information

The Company has two business segments--optical localizers and surgical instruments. The optical localizer segment typically sells a system which consists of the following: a number of light-emitting diodes ("LED's") used as markers mounted on a pointer device or surgical instrument, a relative position dynamic reference device connected to a patient or industrial part, a multi-camera array for detecting positions of the LED's in three dimensional space, a proprietary microprocessor-based control system and a proprietary software package. The surgical instrument segment sells stainless steel surgical instruments used for minimally invasive surgery and other surgical procedures including the newly emerging image guided surgical instrument market segment.

The Company does not have any intersegment revenue and evaluates segment performance based upon revenue and gross profit. The combined segment gross profit equals consolidated gross profit. The Company does not allocate research and product development costs, selling, general and administrative expenses, other income and expense or income taxes to the two segments. The revenue and gross profit by segment for the first six months of the year are as follows.

                                                1999              1998
                                            ------------      ------------
Revenue:       Optical localizers           $  2,583,000      $  1,637,000
               Surgical instruments              609,000         1,335,000
                                            ------------      ------------
                   Total revenue            $  3,192,000      $  2,972,000
                                            ------------      ------------
                                            ------------      ------------

Gross profit:  Optical localizers           $  1,344,000      $    648,000
               Surgical instruments              (45,000)          329,000
                                            ------------      ------------
                   Total gross profit       $  1,299,000      $    977,000
                                            ------------      ------------
                                            ------------      ------------


Note 5 - Contingencies

The Company is a party to one lawsuit and one threatened lawsuit, which, while the outcome cannot be predicted with certainty, management expects they will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 6 - Default on Note Payable

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1998

REVENUE. Revenue increased $86,000 or 6.9% from $1,252,000 in the second quarter 1998 to $1,338,000 in the second quarter 1999. The increase is due to higher optical localizer business from existing and new customers primarily related to increased sales of wireless systems and an increase in sales in the industrial market, partially offset by a decrease in minimally invasive surgical instruments sales spread across the Company's customer base.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin increased from 25.0% in the second quarter 1998 to 35.6% in the second quarter 1999. This increase is due to a favorable product mix and the impact of cost reduction efforts partially offset by a decrease in surgical instruments margins related to lower revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses remained the same for 1998 and 1999 at $357,000. The impact of the reduction in engineering personnel in the third quarter of 1998 was offset by additional spending for base technology enhancement and customization to meet customer requirements.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $121,000 or 65.4% from $185,000 in the second quarter 1998 to $306,000 in the second quarter 1999. This increase is due to two additional sales personnel in 1999 plus increased expenses related to broadening the customer base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $33,000 or 6.1% from $543,000 in the second quarter 1998 to $510,000 in the second quarter 1999. This decrease is due a reduction in the number of personnel supporting this function.

OTHER INCOME (EXPENSE). Other income and expense increased $78,000 from the $1,000 income recognized in the second quarter of 1998 to $77,000 of expense for the second quarter of 1999 primarily due to increased interest costs to support the debt associated with continuing operations.

DISCONTINUED OPERATIONS.   Income (loss) from discontinued operations
represents the results of operations and loss on disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business that the Company sold in March, 1999. No additional loss was recognized on the disposal of these operations, which occurred during the first quarter of 1999.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

REVENUE. Revenue increased $220,000 or 7.4% from $2,972,000 in the first half of 1998 to $3,192,000 in the first half of 1999. The increase is due to higher optical localizer business from existing and new customers related to increased sales of the Company's wireless systems and an increase in sales in the industrial market, partially offset by a decrease in surgical instruments sales due to the loss of a major customer.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin increased from 32.9% in the first half 1998 to 40.7% in the first half 1999. This increase is due to higher optical localizer margins related to a favorable product mix and the impact of cost reduction efforts, partially offset by a decrease in surgical instruments margins.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $34,000 or 4.6% from $736,000 in the first quarter 1998 to $702,000 in the first half 1999. The net decrease is due to a reduction in engineering personnel in the third quarter of 1998 offset by an increase in quality assurance expenses in the first quarter of 1999 related to the Company's obtaining ISO 9001 certification.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $220,000 or 56.0% from $393,000 in the first half 1998 to $613,000 in the first half 1999. This increase is due to two additional sales personnel in 1999 plus increased expenses related to trade shows and an attempt to broaden the customer base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $182,000 or 21.2% from $859,000 in the first half 1998 to $1,041,000 in the first half 1999. This increase is due to salary costs in the first quarter of 1999 for a former officer, increases in legal fees, and utilization of temporary and contract personnel during the period of recruitment activity to replace key employees no longer with the Company.

OTHER INCOME (EXPENSE). Other expense increased by $42,000 or 113% from the first half 1998 to the first half 1999. The increase was primarily due to increased interest costs associated with the debt associated with continuing operations.

DISCONTINUED OPERATIONS. Income (loss) from discontinued operations represents the results of operations and loss on the disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business, which the Company sold in March 1999. The loss for 1999 represents a loss recognized in the first quarter of 1999 due to a change in the estimated sale price primarily due to the valuation of net assets sold and the costs associated with finalizing the sale.

LIQUIDITY AND CAPITAL RESOURCES. Working capital decreased in the second quarter, 1999 to a deficit of $231,000 versus a surplus of $327,000 at the end of the first quarter, 1999. Cash provided by a $713,000 reduction in accounts receivable, $325,000 capital lease financing, and a $173,000 increase in accounts payable and accrued liabilities was primarily used to fund the $774,000 operating loss for the quarter and to reduce the line of credit by $414,000.

As of August 1, 1999, approximately $167,000 of the Company's outstanding accounts receivable had been purchased by Silicon Financial Services. The Company is pursuing various alternatives to raise cash to fund its operations, pay down its obligations to its suppliers and for other corporate purposes.

Effective June 14, 1999 for a cash receipt of $200,000, the Company sold certain of its equipment pursuant to a sale and leaseback agreement. On June 17 and June 24, 1999 the Company entered into lease based financing agreements for the purchase of equipment in the amount of $125,285. Pursuant to these lease based financing agreements, the Company committed to make monthly lease payments of approximately $8,400 for a period of 60 months. At the conclusion of the lease period, the ownership of the leased equipment will revert to the Company for a nominal charge.

In July 1999, the Company signed an exclusive licensing agreement for its localizer technology for use in the automotive, truck and golf cart market with a customer. Under the terms of the agreement, the Company will receive three equal payments totaling $500,000 as a license fee (one such payment of $167,000 has already been received). The payments are based upon the successful transfer of certain intellectual property and proprietary information to the customer.

During the 3rd and 4th quarters of 1999, the Company intends to purse a program with selected customers where unique customizations of the Company's core technology requested by the customer will be funded directly by the customer. It is anticipated that the ownership of the unique technology adaptation/customization will be transferred to the customer with the ownership of the core technology retained by the Company.

YEAR 2000 ISSUES. Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and has completed 95% of the remediation phase as of July 31, 1999. The Company plans to complete the final 5% of the remediation phase for its information technology by September 30, 1999. With respect to its non-information technology systems, the Company has completed approximately 95% of the assessment phase and has initiated its remediation phase activities. The remainder of the assessment for non-technology systems will be completed by September 30, 1999 and remediation will be complete by the end of October, 1999. Selected areas, both internal and external, will be tested to assure the integrity of the Company's remediation programs. The testing is expected to be completed by October 31, 1999. The company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by October 31, 1999.

The Company is in the process of communicating with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. A formal survey of major customers and
suppliers began in April 1999.   Risk assessment, readiness evaluation,
action plans and contingency plans related to the Company's significant customers and suppliers are expected to be completed by October 31, 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31, 1999.

The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's result of operations or financial condition.

The Company's readiness programs will also include the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans should be complete by October 31, 1999 and, by way of examples, will include back-up procedures, identification of alternate suppliers, where possible, and increases in safety inventory levels. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues, which may arise.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATION RESULTS AND FINANCIAL CONDITION

LOSS DURING 1998 AND 1999; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS.
During the first half of the year, the Company lost $1,301,000 in 1998 and $1,136,000 in 1999 from continuing operations. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and partially on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

BANK DEBT. The Company is currently borrowing money from Silicon Valley Financial Services, a division of Silicon Valley Bank through an arrangement by which involves transfer of outstanding accounts receivable to Silicon. The arrangement is expensive and Silicon has no obligation to purchase any receivable. While the Company hopes to be able to obtain a more favorable banking arrangement, there can be no assurance that it will be successful.

NEED FOR ADDITIONAL CAPITAL. The Company will need additional capital to satisfy its obligations to Cruttenden Roth, Inc. and to meet its other capital requirements. There can be no assurance that such capital will be available on reasonable terms, or at all.

DEPENDENCE ON FEW CUSTOMERS. The Company realizes a majority of its revenues by sales to relatively few customers. Purchases by its customers are generally by purchase order and do not involve long-term commitments. The loss of, or substantial diminution of purchases from the Company by, any of these customers could have a material adverse effect on the Company.

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

A patent granted to St. Louis University ("SLU Patent"), and subsequently licensed to a company acquired by Sofamor Danek, one of the Company's major customers, covers, in general, a particular technique for determining the position of a surgical probe within a patient's body on a historical image of that body. Sofamor Danek has recently sued BrainLab GmbH for infringement of this patent. The Company's documents have been subpoenaed and Waldean Schulz, PhD. Vice President-Technology of the Company, has had his deposition taken in connection with such lawsuit. In 1995, the Company assigned to St. Louis University all right, title and interest it had in the SLU Patent. There can be no assurance that Sofamor Danek may not challenge the Company's ownership of certain of its patents based on such assignment. The Company is not in a position to evaluate what effect this lawsuit, or any further lawsuits, will have on its customers or whether it will become a defendant in any lawsuit involving this patent or any of the Company's patents.

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

RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company. The Company maintains a product liability and commercial general liability insurance policy. The Company's product liability and general liability policy is provided on an occurrence basis and is subject to annual renewal. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products could be significantly impaired.

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

CLAIM BY DANIEL HANNIFY. The Company and Springfield have received a notice of claim pursuant to the December 1, 1997 Employment Agreement between Brimfield Precision, Inc. and Daniel T. Hannify. Mr. Hannify is claiming that he is entitled to payment of $200,000 per year plus benefits for two years and eight months.

                            PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

          The Company is a party to one lawsuit, which, while the outcome cannot be predicted with certainty, management expects will not have a material adverse affect on the consolidated financial position or results of operations of the Company.

Item 2.  Changes in Securities and Use of Proceeds

          None

Item 3.  Defaults Upon Senior Securities

          The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. See "Liquidity and Capital Resources."

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Exhibit No.              Title
          -----------              -----
            10.32        Employment Agreement dated 3/1/98 between the Company
                         and William O'Connor.

            10.35        Stock Option Agreement for Paul L. Ray

            10.36        Second Amended and Restated Loan Agreement, dated as of
                         April 3, 1998, with Silicon Valley Financial Services.

            10.37        July, 1999 Modification to Second Amended and Restated
                         Loan Agreement with Silicon Valley Financial Services

            27           Financial Data Schedule


          (b)  Reports on Form 8-K

               Filed April 4, 1999--The Company announced the sale of the orthopedic and general instrument business units of the Company's subsidiary, Brimfield Precision Inc. to an entity controlled by MedSource Technologies, Inc. This 8-K was subsequently amended by a filing on August 4, 1999.

                                    SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Guided Technologies, Inc.


/s/  Paul L. Ray
-----------------------------          Date: August 13, 1999
Paul L. Ray
President, Chief Executive Officer and
Chief Financial Officer