Form 10QSB
period 1999-09-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-11-22
CIK 1019656

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D. C.

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1999

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

                   5710-B FLATIRON PARKWAY, BOULDER, COLORADO
                   ------------------------------------------
                      80301 (Address of principal executive
                                    offices)

                                 (303) 447-0248
                                 --------------
              (Registrant's telephone number, including area code)















Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 3,997,786.

Transitional Small Business Disclosure Format (check one)   Yes [  ]  No [X]

                            IMAGE GUIDED TECHNOLOGIES

                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                      INDEX

Part I   Financial Information                                                             Page
                                                                                           ----

         Item 1.      Balance Sheets as of September 30, 1999 and December 31, 1998           3

                      Statements of Operations for the three and nine months ended
                         September 30, 1999 and 1998                                          4

                      Statements of Cash Flows for the nine months ended
                         September 30, 1999 and 1998                                          5

                      Notes to Financial Statements                                           6

         Item 2.      Management's Discussion and Analysis of Financial Condition
                      And Results of Operations                                               7


Part II  Other Information and Signatures                                                    13

                         IMAGE GUIDED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,        December 31,
                                                                                   1999                 1998
                                                                           --------------------  -----------------
                                                                                (Unaudited)
                                                        ASSETS
Current assets:
  Cash and cash equivalents                                                $             25,000  $          23,000
  Accounts receivable, net of allowance for doubtful
   accounts of $98,000 and $76,000, respectively                                        999,000          1,710,000
  Inventories, net                                                                      755,000            921,000
  Investment--Discontinued operations                                           -----------              1,187,000
  Other current assets                                                                  153,000            174,000
                                                                           --------------------  -----------------
   Total current assets                                                               1,932,000          4,015,000

Property and equipment, net of accumulated depreciation of
  $779,000 and $602,000, respectively                                                   656,000            650,000
Goodwill, net of accumulated amortization of $52,000 and
  $31,000, respectively                                                                 528,000            550,000
Patents and Trademarks net of accumulated amortization
  $52,000 and $21,000, respectively                                                      79,000             57,000
Investment--Discontinued operations                                             -----------              4,076,000
Other assets                                                                            141,000            165,000
                                                                           --------------------  -----------------
       Total assets                                                        $          3,336,000  $       9,513,000
                                                                           ====================  =================

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $            977,000  $         860,000
  Accrued liabilities                                                                   377,000            403,000
  Line of credit                                                                        271,000          2,524,000
  Current portion of capital lease obligations                                           87,000          1,332,000
  Current portion of notes payable                                                      495,000          2,986,000
                                                                           --------------------  -----------------
   Total current liabilities                                                          2,207,000          8,105,000

Capital lease obligations                                                               275,000             38,000
                                                                           --------------------  -----------------

       Total liabilities                                                   $          2,482,000  $       8,143,000
                                                                           --------------------  -----------------

Shareholders' equity:
  Common stock, no par value, 10,000,000 shares
   authorized; 3,803,020 and 3,705,222 shares issued and                             10,527,000         10,456,000
   outstanding; respectively
  Accumulated deficit                                                                (9,673,000)        (9,086,000)
                                                                           --------------------  -----------------
   Total shareholders' equity                                              $            854,000  $       1,370,000
                                                                           --------------------  -----------------

       Total liabilities and shareholders' equity                          $          3,336,000  $       9,513,000
                                                                           ====================  =================

     The accompanying notes are an integral part of these balance sheets.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)

                                                  Three Months Ended Sept. 30           Nine Months Ended Sept. 30
                                              ----------------------------------    --------------------------------
                                                   1999               1998              1999              1998
                                              --------------    ----------------    -------------    ---------------
Revenue                                       $    1,751,000    $      2,122,000    $   4,943,000    $     5,094,000
Cost of goods sold                                   953,000           1,278,000        2,846,000          3,273,000
                                              --------------    ----------------    -------------    ---------------
  Gross profit                                       798,000             844,000        2,097,000          1,821,000
                                              --------------    ----------------    -------------    ---------------

Operating expenses:
  Research and development                           326,000             334,000        1,028,000          1,070,000
  Selling and marketing                              227,000             276,000          840,000            669,000
  General and administrative                         334,000             533,000        1,375,000          1,392,000
                                              --------------    ----------------    -------------    ---------------
   Total operating expenses                          887,000           1,143,000        3,243,000          3,131,000
                                              --------------    ----------------    -------------    ---------------

Operating loss                                       (89,000)           (299,000)      (1,146,000)        (1,310,000)

Other expense                                        (59,000)           (107,000)        (270,000)          (412,000)
                                              --------------    ----------------    -------------    ---------------

Loss from continuing operations                     (148,000)           (406,000)      (1,416,000)        (1,722,000)

Discontinued operations:
  Income (loss)-discontinued operations             --                    90,000          162,000            193,000
  Loss on disposal-discontinued operations          --                (4,411,000)         668,000         (4,411,000)

Extraordinary item--loss on early                   --                 --                --                 (253,000)
  pay off of debt-net of taxes
                                              --------------    ----------------    -------------    ---------------

Net loss                                      $     (148,000)   $     (4,727,000)   $    (586,000)   $    (6,193,000)
                                              ==============    ================    =============    ===============

Loss per share (basic and diluted):
  Continuing operations                       $        (0.04)   $          (0.11)   $       (0.37)   $         (0.46)
                                              ==============    ================    =============    ===============
  Discontinued operations                     $         0.00    $          (1.17)   $        0.22    $         (1.14)
                                              ==============    ================    =============    ===============
  Extraordinary item                          $         0.00    $           0.00    $        0.00    $         (0.07)
                                              ==============    ================    =============    ===============
  Net income                                  $        (0.04)   $          (1.28)   $       (0.15)   $         (1.67)
                                              ==============    ================    =============    ===============

Weighted average common shares
  outstanding (basic and diluted)                  3,882,864           3,705,222        3,797,035          3,705,222
                                              ==============    ================    =============    ===============

  The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (Unaudited)

                                                                                         1999                   1998
                                                                                 ---------------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                         $           (586,000)    $     (6,193,000)
Net gain, (loss) from discontinued operations                                                 830,000           (4,218,000)
                                                                                 --------------------     ----------------
Loss from continuing operations                                                  $         (1,416,000)    $     (1,975,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
     Depreciation and amortization                                                            229,000              505,000
     Extradinary loss, net of tax                                                         -------                  253,000
     Provision for inventory obsolescence                                                      91,000               37,000
     Provision for doubtful accounts                                                           22,000               20,000
     Changes in operating assets and liabilities:
      Accounts receivable                                                                     689,000              275,000
      Inventories                                                                              75,000               93,000
      Other assets                                                                             45,000             (183,000)
      Accounts payable                                                                        117,000              (59,000)
      Accrued liabilities                                                                     (26,000)               6,000
                                                                                 --------------------     ----------------
        Net cash used in continuing operating activities                         $           (174,000)    $     (1,028,000)
                                                                                 --------------------     ----------------
        Net cash provided by discontinued operations                                          109,000              987,000
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases  of property and equipment                                                      (183,000)            (269,000)
   Proceeds from sales/lease back arrangements                                                325,000               --
   Proceeds from sale of discontinued operations                                            5,931,000               --
                                                                                 --------------------     ----------------
        Net cash provided by investing activities                                $          6,073,000     $       (269,000)
                                                                                 --------------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock, options exercise                                               71,000               14,000
   Proceeds from lines of credit                                                              271,000               --
   Proceeds from debt                                                                     -------                2,700,000
   Principal payments on term loans                                                        (2,491,000)            (452,000)
   Payments on line of credit                                                              (2,524,000)           2,121,000
   Principal payments to extinguish term loan                                             -------               (5,028,000)
   Payments on capital lease obligations                                                   (1,333,000)            (241,000)
                                                                                 ---------------------    -----------------
        Net cash used in financing activities                                    $         (6,006,000)    $       (886,000)
                                                                                 ---------------------    -----------------

Net increase (decrease) in cash and cash equivalents                                            2,000           (1,196,000)
CASH AND CASH EQUIVALENTS, beginning of period                                                 23,000            1,216,000
                                                                                 --------------------     ----------------
CASH AND CASH EQUIVALENTS, end of period                                         $             25,000     $         20,000
                                                                                 ====================     ================
Supplemental Cash Flow Disclosures:
   Interest paid                                                                 $            269,000     $        515,000
   Equipment acquired under capital lease                                        $            325,000               --
   Warrants issued in connection with debt                                       $        -------         $        169,000

  The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999



NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Springfield Surgical Instruments, Inc. (Springfield), f/k/a Brimfield Precision, Inc. The consolidated financial statements have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of Springfield as discontinued operations for the three months ended September 30, 1998 and nine months ended September 30, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 1999 and its results of operations and cash flows for the three and nine month periods then ended. The unaudited financial statements should be read with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998 previously filed with the Securities and Exchange Commission.

Certain 1998 balances have been reclassified to conform to the 1999 presentation.

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

On July 2, 1999 Silicon and the Company amended the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables at 75% of the face amount of the receivables up to a total amount of receivables purchased at any one time of $650,000. As of November 1, 1999, approximately $178,000 of the Company's account receivables had been purchased by Silicon.

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

The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and gross profit. The combined segment gross profit equals consolidated gross profit. The Company does not allocate research and product development costs, selling, general and administrative expenses, other income and expense or income taxes to the two segments. The revenue and gross profit by segment for the first nine months of the year are as follows.

                                                     1999               1998
                                                  ------------     ------------
         Revenue:       Optical localizers        $  4,089,000     $  2,850,000
                        Surgical instruments           854,000        2,244,000
                                                  ------------     ------------
                            Total revenue         $  4,943,000     $  5,094,000
                                                  ============     ============

         Gross profit:  Optical localizers        $  2,248,000     $  1,313,000
                        Surgical instruments          (151,000)         508,000
                                                  ------------     ------------
                            Total gross profit    $  2,097,000     $  1,821,000
                                                  ============     ============


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE. Revenue decreased $371,000 or 17.5% from $2,122,000 in the third quarter 1998 to $1,751,000 in the third quarter 1999. Optical localizer revenue increased $294,000 (24%) during this quarter primarily due to the receipt of

$396,000 for technology license and non-recurring engineering fees. More than offsetting was a $664,000 (73%) decrease in minimally invasive surgical instruments sales due to a sharp reduction in orders from one customer.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin increased from 39.8% in the third quarter 1998 to 45.6% in the third quarter 1999. This increase is due to a favorable revenue and product mix related to the recognition of technology license and non-recurring engineering fees and the impact of cost reduction efforts partially offset by a decrease in surgical instruments margins related to lower revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses remained approximately the same during 1998 and 1999. The impact of the reduction in engineering personnel in the third quarter of 1998 was offset by additional spending for base technology enhancement and customization to meet customer requirements.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $49,000 or 17.8% from $276,000 for the third quarter 1998 versus $227,000 for the third quarter 1999. This decrease is due to 1998 reclassification which is more than offset by the addition of two additional sales personnel in 1999 plus increased expenses related to broadening the customer base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $199,000 or 37.3% from $533,000 in the third quarter 1998 to $334,000 in the third quarter 1999. This decrease is due a reduction in the number of personnel supporting this functional area.

OTHER EXPENSE. Other expense decreased $49,000 from the $107,000 of expense recognized in the third quarter of 1998 to $59,000 of expense for the third quarter of 1999 primarily due to a decrease in required interest expense to support the debt associated with continuing operations.

DISCONTINUED OPERATIONS. Income (loss) from discontinued operations represents the results of operations and loss on disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business which the Company sold in March 1999. No additional loss was recognized on the disposal of these operations.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

REVENUE. Revenue decreased $151,000 or 3.0% from $5,094,000 in the first nine months of 1998 to $4,943,000 in the first nine months of 1999. Increases in revenue associated with increased sales in the industrial market and the recognition during the third quarter of technology license and non-recurring engineering fees were more than offset by the impact of delayed shipments of the Company's new wireless systems and a decrease in surgical instruments sales due to the loss of a major customer.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin increased from 35.7% in the first nine months of 1998 to 42.4% in the first nine months of 1999. This increase is due to higher margins associated with a favorable revenue and product mix related to the recognition of technology license and non-recurring engineering fees and the impact of cost reduction efforts partially offset by a decrease in surgical instruments margins related to lower revenues.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $42,000 or 3.9% from $1,070,000 in the first nine months of 1998 to $1,028,000 in the first nine months of 1999. The net decrease is due to a reduction in engineering personnel in the third quarter of 1998. Partially offsetting was an increase in quality assurance expenses in the first quarter of 1999 related to the Company obtaining ISO 9001 certification and additional spending during the third quarter for base technology enhancement and customization to meet customer requirements. .

SELLING AND MARKETING EXPENSES. Selling and marketing expenses increased $171,000 or 25.6% from $669,000 in the first nine months of 1998 to $840,000 in the nine months of 1999. This increase is due to two additional sales personnel in 1999 plus increased expenses related to trade shows and expenses associated with broadening the customer base.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $17,000 or 1.2% from $1,392,000 in the first nine months of 1998 to $1,375,000 in the first nine months of 1999. This decrease relates primarily to lower salary costs due to a reduction in the number of personnel supporting this functional area.

OTHER INCOME (EXPENSE). Other expense decreased by $142,000 or 34.5% from the first nine months of 1998 versus the first nine months of 1999. The decrease was primarily due to lower required interest costs to support the debt associated with continuing operations.

DISCONTINUED OPERATIONS. Income (loss) from discontinued operations represents the results of operations and loss on disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business which the Company sold in March 1999. The gain for 1999, recognized in the first quarter of 1999, resulted due to a reduction of the loss on disposal of assets compared to the previously recognized estimated loss. The reduction of the loss ultimately realized on the sale was due to additional purchase consideration and higher than estimated net asset balances at closing.

LIQUIDITY AND CAPITAL RESOURCES. Working capital decreased in the third quarter, 1999 to a deficit of $275,000 versus a deficit of $231,000 at the end of the second quarter, 1999. For the third quarter, the cash provided by reductions of $110,000 in accounts receivable and $148,000 in the inventory balance coupled with a $98,000 increase in the line of credit was utilized to reduce accounts payables and accrued liabilities by $368,000 and to fund the operating loss.

FUNDING OF FUTURE OPERATIONS. The Company is pursuing various alternatives to raise cash to fund operations supporting an increase in customer orders, pay down obligations to suppliers and for other corporate purposes.

Effective June 14, 1999 for a cash receipt of $200,000, the Company sold certain of its equipment pursuant to a sale and leaseback agreement. On June 17 and June 24, 1999 the Company entered into lease based financing agreements for the purchase of equipment for approximately $125,000. Pursuant to these lease based financing agreements, the Company committed to make monthly lease payments of approximately $8,400 for a period of 60 months. At the conclusion of the lease period, the ownership of the leased equipment will revert to the Company for a nominal charge.

In July 1999, the Company signed an exclusive licensing agreement for its localizer technology for use in the automotive, truck and golf cart market with a customer. Under the terms of the agreement, the Company will receive three equal payments totaling $500,000 as a license fee (one payment of $166,000 was received upon agreement completion in July and a second payment of approximately $167,000 was received on November 8th). The payments are based upon the successful transfer of certain intellectual property and proprietary information to the customer.

In the third quarter of 1999, the Company entered into a development and supply agreement with a customer pursuant to which the customer funded the customization required to incorporate the Company's optical localizer into the customer's product. During the 4th quarter of 1999, the Company intends to continue to purse this program with selected customers who request unique customization of the Company's core technology. All resource requirements will be funded directly by the customer. It is anticipated that the ownership of the unique technology adaptation/customization will be transferred to the customer with the ownership of the core technology retained by the Company.

YEAR 2000 ISSUES. Pursuant to the Company's readiness programs, all major categories of information technology systems and non-information technology systems (i.e., equipment with embedded microprocessors) in use by the Company, including manufacturing, sales, financial and human resources, are being inventoried and assessed. In addition, plans are being developed for the required systems modifications or replacements. With respect to its information technology systems, the Company has completed the entire assessment phase and has completed 95% of the remediation phase as of October 31, 1999. The Company plans to complete the final 5% of the remediation phase for its information technology during the fourth quarter 1999. With respect to its non-information technology systems, the Company has completed approximately 95% of the assessment phase and has initiated its remediation phase activities. The remainder of the assessment for non-technology systems will be completed by mid-November, 1999 and remediation will be complete by December 1, 1999. Selected areas, both internal and external, have been tested to assure the integrity of the Company's remediation programs. The company plans to have all internal mission-critical information technology and non-information technology systems Year 2000 compliant by December 1, 1999.

The Company is in the process of communicating with its major customers, suppliers and financial institutions to assess the potential impact on the Company's operations if those third parties fail to become Year 2000 compliant in a timely manner. A formal survey of major customers and suppliers began in April 1999. Risk assessment, readiness evaluation, action plans and contingency plans related to the Company's significant customers and suppliers are expected to be completed by November 30, 1999. The Company's key financial institutions have been surveyed and it is the Company's understanding that they are or will be Year 2000 compliant on or before December 31, 1999.

The costs incurred to date related to its Year 2000 activities have not been material to the Company, and, based upon current estimates, the Company does not believe that the total cost of its Year 2000 readiness programs will have a material adverse impact on the Company's result of operations or financial condition.

The Company's readiness programs have included the development of contingency plans to protect its business and operations from Year 2000-related interruptions. These plans include back-up procedures and identification of alternate suppliers, where possible. There can be no assurances, however, that any of the Company's contingency plans will be sufficient to handle all problems or issues, which may arise.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

LOSSES DURING 1998 AND 1999; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. During the first nine months of the year, the Company lost $1,722,000 in 1998 and $1,416,000 in 1999 from continuing operations. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and partially on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

BANK DEBT. The Company is currently borrowing money from Silicon Valley Financial Services, a division of Silicon Valley Bank through an arrangement, which involves transfer of outstanding accounts receivable to Silicon. The arrangement is expensive and Silicon has no obligation to purchase any receivable. While the Company hopes to be able to obtain a more favorable banking arrangement, there can be no assurance that it will be successful.

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

A patent granted to St. Louis University ("SLU Patent"), and subsequently licensed to a company acquired by Sofamor Danek, one of the Company's major customers, covers, in general, a particular technique for determining the position of a surgical probe within a patient's body on a historical image of that body. Sofamor Danek has sued BrainLab GmbH for infringement of this patent. The Company's documents have been subpoenaed and Waldean Schulz, PhD. Vice President-Technology of the Company, has had his deposition taken in connection with such lawsuit. In 1995, the Company assigned to St. Louis University all right, title and interest it had in the SLU Patent. There can be no assurance that Sofamor Danek may not challenge the Company's ownership of certain of its patents based on such assignment. The Company is not in a position to evaluate what effect this lawsuit, or any further lawsuits, will have on its customers or whether it will become a defendant in any lawsuit involving this patent or any of the Company's patents.

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

Item 2.  Changes in Securities and Use of Proceeds

         On September 22, 1999, the Company sold to Paul L Ray, its President, Chief Executive Officer and Chief Financial Officer, 150,000 shares of its common stock pursuant to a private placement at 85% of the average last trading price for such stock during the 30 calendar days preceding Board of Directors approval in which there was a trade ($0.2702 per share or $40,530 in total). Such shares were sold in reliance on
         Section 4(2) of the Securities Act of 1933. The purpose of the sale was to provide an incentive to Mr. Ray and tie him to the Company for the long-term. Mr. Ray simultaneously returned 150,000 options to the Company and thus reduced the number of outstanding Company options.

Item 3.  Defaults Upon Senior Securities

         The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. See "Liquidity and Capital Resources."

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

              Exhibit No.             Title
              -----------             -----
                  27           Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Image Guided Technologies, Inc.


By: /s/ Paul L. Ray
----------------------------------          Date:
Paul L. Ray
President, Chief Executive Officer
and Chief Financial Officer



By: /s/ Francis E. Lefler
----------------------------------          Date:
Francis E. Lefler
Principal Accounting Officer