Form 10KSB40/A
period 1998-12-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-11-29
CIK 1019656

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB-A

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

                                                                        YEAR ENDED
                                                                       DECEMBER 31,
                                                                   --------------------
                                                                     1998        1997
                                                                   --------    --------
        Revenue                                                     100.0%      100.0%
        Cost of Goods Sold                                           61.4%       44.6%
                                                                   --------    --------
                Gross Profit                                         38.6%       55.4%
                                                                   --------    --------
        Operating Expenses:
                Research and Development                             20.6%       20.7%
                Selling and Marketing                                10.1%       12.4%
                General and Administrative                           25.4%       20.8%
                                                                   --------    --------
                       Total Operating Expenses                      56.1%       53.9%
                                                                   --------    --------
        Operating Income (Loss)                                    (17.5%)        1.5%
        Other Income (Expense)                                      (8.3%)        3.9%
                                                                   --------    --------
        Income (Loss) from Continuing Operations                   (25.8%)        5.4%
        Income (Loss) from Discontinued Operations                   2.6%       (0.5%)
        Loss on disposal of Discontinued Operations                (61.6%)         ---
        Extraordinary item--loss on early extinguishment of debt    (3.5%)         ---
                                                                   --------    --------
                                                                   --------    --------
        Net Income (Loss)                                          (88.3%)        4.9%
                                                                   --------    --------
                                                                   --------    --------

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

        Other income (expense), net, decreased by $799,000 to ($591,000) for the year ended December 31, 1998, compared to $208,000 for the year ended December 31, 1997. This change was primarily due to interest expense on debt and loss of interest income on cash reserves.

        As a result of the foregoing, the loss from continuing operations decreased to ($1,841,000) for the year ended December 31, 1998, compared to an income of $287,000 for the year ended December 31, 1997.

        The Company realized an extraordinary loss of $253,000 during the period for warrants associated with the early extinguishment of debt.

        The net loss for the year ended December 31, 1998 was $(6,320,000) compared to a net income of $260,000 for the year ended December 31, 1997. The change was due primarily to the Company recording an estimated net loss of $(4,411,000) on the disposal of the BPI's general surgical instrument orthopedic implant and orthopedic instrumentation businesses and to the Company recording a net loss of $(1,841,000) from continuing operations before taxes. These matters are more fully discussed in Notes 11 and 14 of Notes to Consolidated Financial Statements. Note 14 of the Notes to Consolidated Financial Statements describes a restatement of the Company's 1998 financial statements related to the discontinued operations.

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

        LOSS DURING 1998; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost ($1,841,000) from continuing operations in 1998. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

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


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Image Guided Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income (loss), of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Image Guided Technologies, Inc. and its subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As more fully described in Note 14, the accompanying consolidated financial statements as of and for the year ended December 31, 1998 have been restated due to errors in accounting for discontinued operations.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Broomfield, Colorado
April 14, 1999, except for Note 14, as to which the date is November 12, 1999

                         IMAGE GUIDED TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                             DECEMBER 31,
                                                                    ------------------------------
                                                                        1998               1997
                                                                    ------------       -----------
ASSETS
  Current assets:
    Cash and cash equivalents                                           $ 23,000      $  1,216,000
    Accounts receivable, net of allowance for doubtful accounts of
      $76,000 and $176,000 respectively                                1,710,000         1,340,000
    Inventories, net                                                     921,000         1,111,000
    Investment - Discontinued operations                               1,187,000         1,320,000
    Other current assets                                                 174,000           326,000
                                                                    ------------      ------------
      Total current assets                                             4,015,000         5,313,000
  Property and equipment, net of accumulated depreciation of
      $602,000 and $273,000 respectively                                 650,000         1,209,000
  Goodwill, net of accumulated amortization of $31,000
       and $2,000 respectively                                           550,000           575,000
  Investment - Discontinued operations                                 4,076,000         8,354,000
  Other assets                                                           222,000            82,000
                                                                    ------------      ------------
      Total assets                                                  $  9,513,000      $ 15,533,000
                                                                    ------------      ------------
                                                                    ------------      ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                                                 $   860,000       $   538,000
    Accrued liabilities                                                  403,000           325,000
    Line of Credit                                                     2,524,000               ---
    Current portion of capital lease obligations                       1,332,000           390,000
    Current portion of notes payable                                   2,986,000         1,893,000
                                                                    ------------      ------------
      Total current liabilities                                        8,105,000         3,146,000

  Capital lease obligations                                               38,000         1,128,000
  Line of  credit                                                            ---         1,250,000
  Notes payable, net of warrant discount of $227,000                         ---         2,530,000
                                                                    ------------      ------------
      Total liabilities                                                8,143,000         8,054,000

Commitments and contingencies

Shareholders' equity:
  Common Stock, no par value; 10,000,000 shares authorized;
    3,705,222 and 3,693,822 shares issued and outstanding
    respectively                                                      10,456,000        10,273,000
 Accumulated deficit                                                  (9,086,000)       (2,794,000)
                                                                    ------------      ------------
      Total shareholders' equity                                       1,370,000         7,479,000
                                                                    ------------      ------------
      Total liabilities and shareholders' equity                    $  9,513,000      $ 15,533,000
                                                                    ------------      ------------
                                                                    ------------      ------------

 The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

                       CONSOLIDATED STATEMENT OF OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                              1998               1997
                                                           -----------         ----------
   Revenue                                                  $7,154,000         $5,306,000
   Cost of goods sold                                        4,395,000          2,368,000
                                                           -----------         ----------
   Gross profit                                              2,759,000          2,938,000
                                                           -----------         ----------
   Operating expenses:
     Research and development                                1,470,000          1,093,000
     Selling and marketing                                     723,000            660,000
     General and administrative                              1,816,000          1,106,000
                                                           -----------         ----------
         Total operating expenses                            4,009,000          2,859,000
                                                           -----------         ----------
   Operating income (loss)                                  (1,250,000)            79,000
   Other income (expense):
     Interest and other expense                               (681,000)           (31,000)
     Interest and other income                                  90,000            239,000
                                                           -----------         ----------
   Income (Loss) from continuing operations
   before taxes                                             (1,841,000)           287,000
     Income Taxes                                                  ---                ---
                                                           -----------         ----------
     Income (Loss) from continuing operations               (1,841,000)           287,000
     Discontinued operations
       Gain, (Loss) from discontinued operations               185,000            (27,000)
       Loss on disposal                                     (4,411,000)               ---
     Extraordinary item--loss on early
     extinguishment of debt                                   (253,000)               ---
                                                           -----------         ----------
   Net income (loss)                                       $(6,320,000)        $  260,000
                                                           -----------         ----------
                                                           -----------         ----------
   Earnings (loss) per share from continuing
   operations
     Basic                                                     $(0.50)              $0.09
     Diluted                                                   $(0.50)              $0.08
   Loss per share from discontinued
   operations
     Basic                                                     $(1.14)            $(0.01)
     Diluted                                                   $(1.14)            $(0.01)
   Loss per share from extraordinary item
     Basic                                                     $(0.07)               ----
     Diluted                                                   $(0.07)               ----
   Earnings (loss) per share
     Basic                                                     $(1.71)            $(0.08)
     Diluted                                                   $(1.71)            $(0.07)
   Weighted average common shares outstanding
      Basic                                                  3,705,222           3,138,267
      Diluted                                                3,705,222           3,557,298

 The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                 COMMON                       ACCUMULATED       TOTAL
                                 SHARES          AMOUNT         DEFICIT        EQUITY
                                 ------          ------       ------------    ---------
   Balance at
      December 31, 1996          3,106,024    $ 8,799,000     $(3,026,000)    $5,773,000

   Exercise of stock                20,000         33,000                         33,000
      options
   Repurchase of common
      stock                        (11,912)       (61,000)                       (61,000)
   Common stock issued for
        Acquisition                579,710      1,275,000                      1,275,000


   Warrants issued with                           227,000                        227,000
      debt

   Net income                                                     260,000        260,000
                                ----------     ----------     -----------     ----------
   Balance at
      December 31, 1997          3,693,822     10,273,000      (2,766,000)     7,507,000

   Exercise of stock                11,400         14,000                         14,000
      options

   Warrants issued                                169,000                        169,000

   Net loss                                                    (6,320,000)    (6,320,000)
                                ----------     ----------     -----------     ----------
   Balance at
      December 31, 1998          3,705,222    $10,456,000     $(9,086,000)    $1,370,000
                                ----------     ----------     -----------     ----------
                                ----------     ----------     -----------     ----------

 The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31,
                                                           -----------------------------
                                                              1998              1997
                                                           -----------       -----------
OPERATING ACTIVITIES:
Net income (loss)                                          $(6,320,000)      $   260,000
Net loss from discontinued operations                       (4,226,000)           27,000
Income (loss) from continuing operations after              (2,094,000)          287,000
extraordinary item
Adjustments to reconcile income (loss) from
  continuing to net cash provided by (used in)
  operating activities:
  Extraordinary loss, net of tax                               253,000               ---
  Depreciation and amortization                                440,000           164,000
  Provision for doubtful accounts                             (100,000)           19,000
  Loss (gain) on disposition of assets                         (14,000)           18,000
  Provision for inventory obsolescence                          70,000            45,000
  Changes in operating assets and liabilities, net of
    acquired assets and liabilities:
    Accounts receivable                                       (270,000)         (620,000)
    Inventories                                                119,000          (142,000)
    Other current assets and other assets                       13,000            (4,000)
    Accounts payable                                           322,000            63,000
    Accrued liabilities                                         78,000            18,000
                                                           -----------       -----------
      Net cash used in operating activities                 (1,183,000)         (152,000)
                                                           -----------       -----------

      Net cash provided by (used in) discontinued
        operations                                             923,000          (226,000)

INVESTING ACTIVITIES:
Additions to property and equipment                           (165,000)         (253,000)
Cash received from sales of property                            64,000               ---
Acquisition of Brimfield Precision, Inc., net of cash              ---        (8,019,000)
  acquired
                                                           -----------       -----------
      Net cash used in investing activities                   (101,000)       (8,272,000)
                                                           -----------       -----------
      Net cash provided by (used in) discontinued
        operations                                            (336,000)           38,000

FINANCING ACTIVITIES:
Proceeds from stock option exercise                             14,000               ---
Proceeds from debt                                           2,700,000         4,000,000
Principal Payments on term loan                               (587,000)         (390,000)
Principal payments on capital leases                          (194,000)          (73,000)
Retire common stock                                                ---           (28,000)
Retire loan to officer                                             ---          (171,000)





Proceeds from line of credit                                 2,524,000         1,250,000
Proceeds from capital line of credit                            75,000               ---
Principal Payment to retire Imperial debt                   (5,028,000)              ---
                                                           -----------       -----------
      Net cash provided by (used in) financing
        activities                                            (496,000)        4,588,000
                                                           -----------       -----------
Net increase (decrease) in cash and cash equivalents        (1,193,000)       (4,024,000)
Cash and cash equivalents at beginning of period             1,216,000         5,240,000
                                                           -----------       -----------
Cash and cash equivalents at end of period                     $23,000        $1,216,000
                                                           -----------       -----------
                                                           -----------       -----------
SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                 $512,000           $54,000

SUPPLEMENTAL NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued in connection with acquisition                 ---         1,275,000
Promissory note issued in connection with acquisition              ---           500,000
Warrants issued                                                169,000           227,000


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

        As more fully described in Notes 11 and 14, in September 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, BPI. Management believes that the general instrument and implant business units represent a separate and major line of business.

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

4.      ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

                                                                 DECEMBER 31,
                                                            ---------------------
                                                              1998         1997
                                                            --------     --------
        Employee accruals                                   $187,000     $194,000
        Warranty reserves                                     56,000       32,000
        Other accrued liabilities                            160,000       99,000
                                                            --------     --------
          Total accrued liabilities                         $403,000     $325,000
                                                            --------     --------
                                                            --------     --------

5.      DEBT

        NOTES PAYABLE

        Notes payable consist of the following at December 31, 1998:


        Senior note payable due April 3, 2003 interest at rate equal                      $2,380,000
        to the bank's base rate plus one-half of one percent, payable in monthly installments of $40,000 plus interest, secured by all assets of the
        Company. The interest rate at December 31, 1998 was 10.25%.

        Subordinated note payable due December 12, 1998, interest at a rate of               500,000
        12%, interest paid monthly and principal at maturity, secured by all assets of the Company; junior to the senior note payable to bank.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     44,000
        payable in monthly installments of $2,167 plus interest, secured by machinery, maturing in August 2000. The interest rate at December 31,
        1998 was 8.5%.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     62,000
        payable in monthly installments of $2,833 plus interest, secured by machinery, maturing in October 2000. The interest rate at December
        31, 1998 was 8.5%.
                                                                                          ----------
        Total notes payable                                                               $2,986,000
                                                                                          ----------
                                                                                          ----------


        Notes payable consist of the following at December 31, 1997:


        Senior note payable (net) due December 12, 2000 interest at                       $3,773,000
        rate or one and one-half percent in excess of the Prime Rate, payable in monthly installments of $111,111 plus interest, secured by all assets of the Company. The interest rate at December 31, 1997 was 10%.

        Subordinated note payable due December 12, 1998, interest at a                       500,000
        rate of 12%, interest paid monthly and principal at maturity, secured by all assets of the Company; junior to the senior note payable to bank.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     69,000
        payable in monthly installments of $2,167 plus interest, secured by machinery, maturing in August 2000. The interest rate at December 31,
        1997 was 8.5%.

        Note payable, at one-quarter percent in excess of the Prime Rate,                     96,000
        payable in monthly installments of $2,833 plus interest, secured by machinery, maturing in October 2000. The interest rate at December
        31, 1997 was 8.5%.



                                                                                           4,438,000
        Less current portion                                                              (1,893,000)
                                                                                          ----------
        Long-term notes payable                                                           $2,545,000
                                                                                          ----------
                                                                                          ----------


The senior note payable was issued with detachable warrants that were recorded as debt discount. The discount will be amortized over the term of the notes payable. See Note 8.

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

6.      INCOME TAXES

        The Company acquired Brimfield Precision, Inc. on December 12, 1997. Brimfield was previously an S Corporation for income tax purposes. On the date of acquisition, under Internal Revenue Code Provisions, Brimfield became a C-Corporation.

        There is no provision for income taxes in 1997 or 1998 because the company incurred losses in each year. The components of the Company's deferred income tax assets and liabilities under FAS 109 are as follows:

                                                               DECEMBER 31,
                                                        -------------------------
                                                           1998           1997
                                                        ----------     ----------
            Net operating loss carryforwards            $1,446,000     $  786,000
            R&D credits                                    141,000         90,000
            Allowance for doubtful accounts                 28,000         28,000
            Employee accruals                               24,000         18,000
            Write-off of fixed assets                       17,000         18,000
            Warranty                                        18,000         15,000
            Depreciation                                  (364,000)      (315,000)
            Deferred revenue                               (18,000)       (18,000)
            Refinancing Costs                             (118,000)           ---
            Inventory Reserves                              50,000            ---
            Other                                            7,000         66,000
                                                        ----------     ----------
                                                         1,231,000        688,000
        Less valuation allowance                        (1,231,000)      (688,000)
                                                        ----------     ----------
        Net deferred tax asset                                 ---            ---
                                                        ----------     ----------
                                                        ----------     ----------

        During 1998, the Company increased its valuation allowance by $543,000. The deferred tax asset has been reduced by a valuation allowance because management believes it is more likely than not that such benefits will not be realized.

        The following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate of continuing operations:

                                                            DECEMBER 31,
                                                         ------------------
                                                          1998        1997
                                                         -------     ------
        Federal income tax rate                           34.0 %      34.0 %
        State income tax, net of federal benefit           3.7 %       3.7 %
        Warrant Expense                                   (0.6)%       --- %
        Goodwill amortization                             (1.3)%       2.0 %
        Meals and entertainment                           (0.2)%       1.9 %
        Effect of change in valuation allowance
          and other items                                (35.6)%     (41.6)%
                                                         -------     ------
        Effective income tax rate                          ---        ---
                                                         -------     ------
                                                         -------     ------

        No tax benefit is recorded related to the discontinued operations and the extraordinary item because they are completely offset by nondeductible goodwill and the change in the valuation allowance.

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

10.     ACQUISITION OF BRIMFIELD PRECISION, INC.

        On December 12, 1997, the Company acquired all the outstanding stock of Brimfield, for a purchase price of approximately $9,844,000, including expenses related to the acquisition. The transaction was recorded using the purchase method of accounting. The purchase price was paid with a combination of approximately $8,069,000 in cash, $500,000 in a note payable and 579,710 shares of the Company's common stock. The Company obtained the cash for the acquisition from bank financing and its own funds. In conjunction with the bank financing, the Company issued two seven-year warrants for a total of 260,000 shares of the Company's common stock. The goodwill of approximately $5,748,000 was recorded in connection with the acquisition representing the excess of the purchase price over the fair value of the net identifiable assets of Brimfield. As more fully discussed in
Note 11, the Company has discontinued certain of the acquired operations, resulting in a write off of approximately $5,225,260 of such goodwill. The remaining goodwill is related to the operations to be retained and is being amortized over twenty years using the straight-line method.

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

                                                       1998                     1997
                                                    ----------              -----------
         Revenue

         Optical localizers                         $4,712,000              $5,223,000
         Surgical instruments                        2,442,000                  83,000
                                                    ----------              -----------
         Total Revenue                              $7,154,000              $5,306,000
                                                    ----------              -----------
                                                    ----------              -----------

                                                       1998                     1997
                                                    ----------              -----------
         Gross Profit

         Optical localizers                         $2,300,000             $ 2,929,000
         Surgical instruments                          459,000                   9,000
                                                    ----------             ------------
         Total Gross Profit                         $2,759,000             $ 2,938,000
                                                    ----------             ------------
                                                    ----------             ------------

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

14.        RESTATEMENT OF FINANCIAL STATEMENTS

           These consolidated financial statements as of and for the year ended December 31, 1998 have been restated due to errors in accounting for changes in the estimated loss on disposal of discontinued operations as well as classification of expenses between continuing and discontinued operations. On a cumulative basis, the Company's net loss properly reflects all charges associated with the disposal of its discontinued operation, as of March 31, 1999. However, the Company's previously reported results of operations for year ended December 31, 1998 and the three-month period ended March 31, 1999 were overstated in 1998 and understated in 1999 by like amounts due to the errors described in the following paragraphs.

           On September 24, 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units. The loss to be incurred upon the disposal of such discontinued operation was estimated and charged to the Company's results of operations for the three- and nine-month periods ended September 30, 1998. The original estimated loss on the disposal of the net assets were estimated to be $4,411,000, consisting of an estimated loss on disposal of the business of $4,348,000 and a provision of $63,000 for anticipated operating losses during the phase out period. Subsequently, during 1998 the Company revised the estimated loss on the disposal of the discontinued operation, which estimate indicated the loss would be $3,053,000, or $1,358,000 less than originally estimated. The Company's previous financial statements for the year ended December 31, 1998 reflected the reduction in the estimated loss with an offsetting increase in the value of its investment in discontinued operations; however, because final determination of the loss was contingent upon the closing of the sale transaction, recognition of the reduction in the estimated loss was not appropriate.

           Upon closing of the sale transaction in March 1999, the actual loss on the disposal was determined to be $3,743,000. Because the actual loss on the disposal exceeded the revised estimate reflected in the 1998 financial statements, the Company reflected additional losses on disposal of the discontinued operation in its results of operations for the three-month period ended March 31, 1999.

           In addition, the Company's previously reported results of operations for year ended December 31, 1998 and interim information for the three-month period ended March 31, 1999 financial statements reflected interest expense of approximately $489,000 and $132,000, respectively, as a component of the loss on disposal of the discontinued operation; such interest charges should have been included as a component of the loss from continuing operations. These interest charges have been reclassified as a component of the loss from continuing operations in the accompanying statements of operation for the year ended December 31, 1998.

           These financial statements have been restated to exclude the previously recognized reduction in the estimated loss on disposal of the discontinued operation and to reclassify interest charges to continuing operations. The effect of the restatement is to increase the loss on disposal of the discontinued operation and the net loss by $1,358,000, as follows:






                                                         Year Ended December 31, 1999
                                                         ----------------------------
                                                       Income/(Loss) from
                                   Loss from              Discontinued          Loss on Disposal of
                             Continuing Operations         Operations          Discontinued Operation          Net Loss
                             ---------------------     ------------------     --------------------------     ------------
Previously reported            $(1,352,000)                $(304,000)                $(3,053,000)            $(4,962,000)
  Per diluted share                  $(.36)                                                                       $(1.34)
Restated                       $(1,841,000)                $ 185,000                 $(4,411,000)            $(6,320,000)
  Per diluted share                  $(.50)                                                                       $(1.71)


Interim financial information for the three-month period ended March 31, 1999 and the six-month period ended June 30, 1999 (neither of which periods is presented herein) have also been restated for the factors set forth above.

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

      To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, its officers, directors and stockholders beneficially owning greater than ten percent of the Company's stock have complied with all Section 16(a) filing requirements applicable to transactions during 1998 except Mr. O'Connor's Form 5 for fiscal year 1998 inadvertently failed to include two stock option transactions (an amended Form 5 has been filed).

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


                                  OPTION GRANTS IN THE LAST FISCAL YEAR
                                            Individual Grants
                           -----------------------------------------------------

                          Number of      Percent of Total
                         Securities     Options Granted to
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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits


       Exhibit
        Number                    Description of Document
       -------                    -----------------------
          3.1       Amended and Restated Articles of Incorporation of the
                    Company and Articles of Amendment and Certificate of
                    Correction thereto (incorporated herein by reference to
                    Exhibit 3.1 of the Company's Registration Statement on Form
                    SB-2 (SEC File No. 333-09103)). *, **

          3.2 Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 of the Company's Registration Statement on Form
                    SB-2 (SEC File No. 333-09103)). *, **

          4.1 Specimen Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 of the Company's Registration
                    Statement on Form SB-2 (SEC File No. 333-09103)). *, **

          10.1 1994 Stock Option Plan of the Company, as amended, and after the Company's December 1994 four-for-one stock split
                    (incorporated herein by reference to Exhibit 10.1 of the Company's Registration Statement on Form SB-2 (SEC File No.
                    333-09103)). *, **

          10.2 1998 Stock Option Plan of the Company (incorporated herein by reference from the Company's Proxy Statement for its 1998
                    Annual Meeting of Shareholders). *, **

          10.3 Registration Rights Agreement dated as of July 1994 among the Company and holders of previously issued (and converted)
                    Series A Preferred Stock (incorporated herein by reference to Exhibit 10.3 of the Company's Registration Statement on
                    Form SB-2 (SEC File No. 333-09103)). *, **

          10.4 Form of Promissory Notes payable by the Company to each of the Company's Lenders and form of Extension Agreements thereto (incorporated herein by reference to Exhibit 10.6 of the Company's Registration Statement on Form SB-2 (SEC File
                    No. 333-09103)). *, **

          10.5 Form of Stock Purchase Warrants issued by the Company to each of the Company's Lenders (incorporated herein by reference to Exhibit 10.8 of the Company's Registration
                    Statement on Form SB-2 (SEC File No. 333-09103)). *, **

          10.6 Strategic Alliance Agreement dated as of February 27, 1995, between the Company and Surgical Navigation Technologies,
                    Inc. and letters regarding termination of such agreement
                    (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (SEC File No.
                    333-09103)). *, **

          10.7      Equipment Lease Agreement between the Company and Machinery
                    Systems, Inc., for a refurbished Zeiss Coordinate Measuring
                    Machine (incorporated herein by reference to Exhibit 10.11 of the Company's Registration Statement on Form SB-2 (SEC
                    File No. 333-09103)). *, **

          10.8 Commercial Industrial Lease dated January 11, 1996, between the Company and Life Investors Company of America
                    (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (SEC File No.
                    333-09103)). *, **

          10.9      Amendment dated March 7, 1998 to the Commercial Industrial
                    Lease dated January 11,1996, between the Company and Life
                    Investors Insurance Company of America (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-QSB report filed May 12, 1998). *, **

          10.10 Employment Agreement between the Company and Paul L. Ray, and amendment thereto (incorporated herein by reference to Exhibit 10.15 of the Company's Registration Statement on
                    Form SB-2 (SEC File No. 333-09103)). *, **





          10.11     Employment Agreement between the Company and Robert E.
                    Silligman (incorporated herein by reference to Exhibit 10.16 of the Company's Registration Statement on Form SB-2 (SEC
                    File No. 333-09103)). *, **

          10.12     Employment Agreement between the Company and Waldean A.
                    Schulz (incorporated herein by reference to Exhibit 10.17 of the Company's Registration Statement on Form SB-2 (SEC File
                    No. 333-09103)). *, **

          10.13     Employment Agreement between the Company and Jeffrey J.
                    Hiller (incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form SB-2 (SEC File
                    No. 333-09103)). *, **

          10.14 Form of Representative's Warrants (incorporated herein by reference to Exhibit 10.20 of the Company's Registration
                    Statement on Form SB-2 (SEC File No. 333-09103)). *, **

          10.15     Agreement of Purchase and Sale Among Image Guided
                    Technologies, Inc. and Stockholders of Brimfield Precision,
                    Inc. dated 11/25/97 (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K report filed December
                    29, 1998). *, **

          10.16 Amendment dated December 12, 1998 to Agreement of Purchase and Sale Among Image Guided Technologies, Inc. and
                    Stockholders of Brimfield Precision, Inc. dated November 25,
                    1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K report filed December 29, 1998). *, **

          10.17     Loan Agreement between Image Guided Technologies, Inc. and
                    Imperial Bank, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K report filed December 29, 1998). *, **

          10.18     Subordinated Note from Image Guided Technologies, Inc.
                    payable to Cruttenden Roth, dated December 12, 1998
                    (incorporated herein by reference to Exhibit 2.4 of the Company's Form 8-K report filed December 29, 1998). *, **

          10.19     Warrant from Image Guided Technologies, Inc. to Imperial
                    Bank, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.5 of the Company's Form 8-K report filed December 29, 1998). *, **

          10.20     Warrant from Image Guided Technologies, Inc. to Cruttenden
                    Roth, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.6 of the Company's Form 8-K report filed December 29, 1998). *, **

          10.21 Warrant from Image Guided Technologies to Imperial Bank, dated 3/15/98 (incorporated by reference to Exhibit 10.24 of the Company's Form 10-KSB filed 4/14/98).*, **

          10.22 Warrant from Image Guided Technologies to Imperial Bank, dated 3/31/98 (incorporated by reference to Exhibit 10.25 of the Company's Form 10-KSB filed 4/14/98).*, **

          10.23 Bill Lyons Employment Agreement (incorporated by reference to Exhibit 10.26 of the Company's Form 10-KSB filed
                    4/14/98).*, **

          10.24     Springfield lease (incorporated by reference to Exhibit
                    10.27 of the Company's Form 10-KSB filed 4/14/98).*, **

          10.25     Promissory Note to Pasqualina Lyons from BPI dated 8/19/88
                    (incorporated by reference to Exhibit 10.28 of the Company's
                    Form 10-KSB filed 4/14/98).*, **

          10.26     Employment agreement between the Company and Robert E.
                    Silligman, dated February 21, 1998 (incorporated by reference to Exhibit 10.29 of the Company's Form 10-KSB filed 4/14/98).*, **




          10.27     Amended and Restated Loan Agreement dated 4/3/98 between
                    Image Guided Technologies, Inc. and BankBoston, N.A.
                    (incorporated by reference to Exhibit 10.30 of the Company's
                    Form 10-KSB filed 4/14/98).*, **

          10.28     Common Stock Purchase Warrant issued to A.C. Allen & Company
                    (incorporated herein by reference to Exhibit 10.31 if the Company's Form 10-QSB filed 8/14/98).*, **

          10.29     Consulting Agreement between Image Guided Technologies, Inc.
                    and A.C. Allen & Company (incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-QSB filed
                    8/14/98).*, **

          10.30     Employment Agreement dated 12/15/98 between the Company and
                    Jeffrey J. Hiller.**

          10.31     Employment Agreement dated 1/1/99 between the Company and
                    Paul L. Ray.**

          10.32     Employment Agreement dated 3/1/98 between the Company and
                    William O'Connor.**

          10.33     Asset Purchase Agreement among Brimfield Acquisition Corp.
                    and Brimfield Precision, Inc. and Image Guided Technologies
                    (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed 4/14/99).*, **

          10.34 Employee Stock Purchase Plan (incorporated herein by reference to the Appendix of the Company's proxy materials filed 4/23/98).*, **

          21.0      Subsidiaries of the Company.*, **

          23.1      Consent of Independent Accountants.

          27.1      Financial Data Schedule.


--------------------------
*  Incorporated herein by reference.

** Filed previously on April 15, 1999


(b) Form 8-K Reports

         None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        IMAGE GUIDED TECHNOLOGIES, INC.


Date: November 24, 1999                 By: /s/ Paul L. Ray
                                        ------------------------------------
                                        Paul L. Ray
                                        Chairman of the Board, President and
                                        Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 24, 1999                 By: /s/ Paul L. Ray
                                        ------------------------------------
                                        Paul L. Ray
                                        Chairman of the Board, President,
                                        Chief Executive Officer, and
                                        Principal Accounting Officer


Date: November 24, 1999                 By: /s/ Francis E. Lefler
                                        ------------------------------------
                                        Francis E. Lefler
                                        Principal Accounting Officer


Date: November 24, 1999                 By: /s/ Terry Knapp
                                        ------------------------------------
                                        Terry Knapp
                                        Director


Date: November 24, 1999                 By: /s/ Clifford Frith
                                        ------------------------------------
                                        Clifford Frith
                                        Director


Date: November 24, 1999                 By: /s/ William Lyons
                                        ------------------------------------
                                        William Lyons
                                        Director


Date: November 24, 1999                 By: /s/ Tibor Foldvari
                                        ------------------------------------
                                        Tibor Foldvari
                                        Director