Form 10QSB/A
period 1999-03-31
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-11-29
CIK 1019656

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D. C.

                                  FORM 10-QSB-A


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

                            IMAGE GUIDED TECHNOLOGIES

                                  FORM 10-QSB-A
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                      INDEX


Part I   Financial Information                                                            Page
                                                                                          ----
         Item 1.           Balance Sheets as of March 31, 1999 and December 31, 1998       3

                           Statements of Operations for the three months ended
                              March 31, 1999 and 1998                                      4

                           Statements of Cash Flows for the three months ended
                              March 31, 1999 and 1998                                      5

                           Notes to Financial Statements                                   6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                           And Results of Operations                                       8


Part II  Other Information and Signatures                                                 13


                         IMAGE GUIDED TECHNOLOGIES, INC.
                                 BALANCE SHEETS


                                                                              March 31,            December 31,
                                                                                 1999                  1998
                                                                           -----------------     -----------------
                                                                             (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                             $           52,000   $            23,000
   Accounts receivable, net of allowance for doubtful
      accounts of $83,000 and $76,000, respectively                               1,822,000             1,710,000
   Inventories, net                                                                 919,000               921,000
   Investment--Discontinued operations                                            --                    1,187,000
   Other current assets                                                             207,000               174,000
                                                                           -----------------     -----------------
      Total current assets                                                        3,000,000             4,015,000

Property and equipment, net of accumulated depreciation of
   $648,000 and $602,000, respectively                                              644,000               650,000
Goodwill, net of accumulated amortization of $38,000 and
   $31,000, respectively                                                            543,000               550,000
Investment--Discontinued operations                                               --                    4,076,000
Other assets                                                                        221,000               222,000
                                                                           -----------------     -----------------
          Total assets                                                            4,408,000             9,513,000
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               1,172,000               860,000
   Accrued liabilities                                                              377,000               403,000
   Line of credit                                                                   587,000             2,524,000
   Current portion of capital lease obligations                                      37,000             1,332,000
   Current portion of notes payable                                                 500,000             2,986,000
                                                                           -----------------     -----------------
      Total current liabilities                                                   2,673,000             8,105,000

Capital lease obligations                                                            29,000                38,000
                                                                           -----------------     -----------------

          Total liabilities                                                       2,702,000             8,143,000
                                                                           -----------------     -----------------

Shareholders' equity:
   Common stock, no par value, 10,000,000 shares
      authorized; 3,705,222 shares issued and outstanding                        10,456,000            10,456,000
   Accumulated deficit                                                           (8,750,000)           (9,086,000)
                                                                           -----------------     -----------------
      Total shareholders' equity                                                  1,706,000             1,370,000
                                                                           -----------------     -----------------

          Total liabilities and shareholders' equity                     $        4,408,000   $         9,513,000
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------


     The accompanying notes are an integral part of these balance sheets.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                                                  1999                     1998
                                                                           --------------------     --------------------
Revenue                                                                  $           1,854,000   $            1,720,000
Cost of goods sold                                                                   1,031,000                1,056,000
                                                                           --------------------     --------------------
    Gross profit                                                                       823,000                  664,000
                                                                           --------------------     --------------------

Operating expenses:
    Research and development                                                           345,000                  379,000
    Selling and marketing                                                              307,000                  208,000
    General and administrative                                                         531,000                  316,000
                                                                           --------------------     --------------------
      Total operating expenses                                                       1,183,000                  903,000
                                                                           --------------------     --------------------

Operating income (loss)                                                               (360,000)                (239,000)

Other expense                                                                         (134,000)                (172,000)
                                                                           --------------------     --------------------

Loss from continuing operations before taxes                                          (494,000)                (411,000)

Income taxes                                                                       --                       --

Discontinued operations:
    Income from discontinued operations                                                162,000                   85,000
    Gain on disposal                                                                   668,000              --
                                                                           --------------------     --------------------

Net income (loss)                                                        $             336,000   $             (326,000)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------

Earnings (loss) per share (basic and diluted):
    Continuing operations                                                $               (0.13)  $                (0.11)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------
    Discontinued operations                                              $                0.22   $                 0.02
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------
    Net income (loss)                                                    $                0.09   $                (0.09)
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------

Weighted average common shares outstanding (basic and diluted)                       3,705,222                3,693,822
                                                                           --------------------     --------------------
                                                                           --------------------     --------------------


   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                   (Unaudited)


                                                                                 1999                  1998
                                                                           -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                       $           336,000   $          (326,000)
Net income (loss) from discontinued operations                                      830,000                85,000
                                                                           -----------------     -----------------
Loss from continuing operations                                                    (494,000)             (411,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
      Depreciation and amortization                                                  53,000                88,000
      Loss on disposition of assets                                               --                     (388,000)
      Provision for inventory obsolescence                                        --                       (7,000)
      Provision for doubtful accounts                                                 7,000                12,000
      Changes in operating assets and liabilities:
        Accounts receivable                                                        (119,000)              202,000
        Inventories                                                                   2,000               (50,000)
        Other current assets                                                        (33,000)              184,000
        Accounts payable                                                            312,000               125,000
        Accrued liabilities                                                         (26,000)               83,000
                                                                           -----------------     -----------------
           Net cash used in continuing operating activities                        (298,000)             (162,000)
                                                                           -----------------     -----------------
           Net cash provided by discontinued operations                             162,000               134,000

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                             (40,000)            --
    Proceeds from sale of net assets                                              5,931,000             --
                                                                           -----------------     -----------------
           Net cash provided by investing activities                              5,891,000             --
                                                                           -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Pay off of revolving loan                                                    (1,936,000)             --
    Pay off of capital lease obligations                                         (1,304,000)             (110,000)
    Pay off of notes payable                                                     (2,486,000)             (223,000)
                                                                           -----------------     -----------------
           Net cash used in investing activities                         $       (5,726,000)   $         (333,000)
                                                                           -----------------     -----------------

Net increase (decrease) in cash and cash equivalents                                 29,000             (361,000)
CASH AND CASH EQUIVALENTS, beginning of period                                       23,000            1,216,000
                                                                           -----------------     -----------------
CASH AND CASH EQUIVALENTS, end of period                                $            52,000   $          855,000
                                                                           -----------------     -----------------
                                                                           -----------------     -----------------

Supplemental Cash Flow Disclosures:
    Interest paid                                                       $           153,000   $          182,000
    Warrants issued in connection with debt                                       --                     119,000


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

Note 2--Restatement of Financial Statements

These consolidated financial statements as of and for the three months ended March 31, 1999 have been restated due to errors in accounting for changes in the estimated loss on disposal of discontinued operations as well as classification of expenses between continuing and discontinued operations. On a cumulative basis, the Company's net loss properly reflects all charges associated with the disposal of its discontinued operation, as of March 31, 1999. However, the Company's previously reported results of operations for year ended December 31, 1998 and the three-month period ended March 31, 1999 were overstated in 1998 and understated in 1999 by like amounts due to the errors described in the following paragraphs.

On September 24, 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units. The loss to be incurred upon the disposal of such discontinued operation was estimated and charged to the Company's results of operations for the three- and nine-month periods ended September 30, 1998. The original estimated loss on the disposal of the net assets was estimated to be $4,411,000, consisting of an estimated loss on disposal of the business of $4,348,000 and a provision of $63,000 for anticipated operating losses during the phase out period. Subsequently, during 1998 the Company revised the estimated loss on the disposal of the discontinued operation, which estimate indicated the loss would be $3,053,000, or $1,358,000 less than originally estimated. The Company's previous financial statements for the year ended December 31, 1998 reflected the reduction in the estimated loss with an offsetting increase in the value its investment in discontinued operations; however, because final determination of the loss was contingent upon the closing of a sale transaction, recognition of the reduction in the estimated loss was not appropriate.

Upon closing of the sale transaction in March 1999, the actual loss on the disposal was determined to be $3,743,000. Because the actual loss on the disposal exceeded the revised estimate reflected in the 1998 financial statements, the Company reflected additional losses on disposal of the discontinued operation in its results of operations for the three-month period ended March 31, 1999.

In addition, the Company's previously reported results of operations for the three months ended March 31, 1999 reflected interest expense of approximately $132,000 as a component of the loss on disposal of the discontinued operation; such interest charges should have been included as a component of the loss from continuing operations. These interest charges have been reclassified as a component of the loss from continuing operations in the accompanying statement of operations for the three months ended March 31, 1999.

These financial statements have been restated to exclude the previously recognized reduction in the estimated loss on disposal of the discontinued operation and to reclassify interest charges to continuing operations. The effect of the restatement is to recognize a gain on disposal of the discontinued operation and net income for the three months ended March 31, 1999 as follows:

                                                         Three months ended March 31, 1999
                                                         ---------------------------------
                                                       Income from
                                   Loss from           Discontinued     Gain/(Loss) on Disposal of
                             Continuing Operations      Operations       Discontinued Operation        Net Income/(Loss)
                             ---------------------     ------------     --------------------------     -----------------
Previously reported              $(362,000)              $ 30,000              $(690,000)                 $(1,022,000)
  Per diluted share                  $(.10)                                                                     $(.28)
Restated                         $(494,000)              $162,000              $ 668,000                  $   336,000
  Per diluted share                  $(.13)                                                                     $ .09


The Company's balance sheets as of December 31, 1998, presented herein, and its results of operations for the year then ended as well as interim financial information for the six-month period ended June 30, 1999 (neither of which periods are presented herein) have also been restated for the factors set forth above.

Note 3--Sale of Springfield Surgical Instruments, Inc. Assets

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


Note 4--Line of Credit

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


Note 5--Segment Information

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

OTHER EXPENSE. Other expense decreased $38,000 in the first quarter 1999 compared to the first quarter 1998. The decrease is due to an increase in other income in 1999.

DISCONTINUED OPERATIONS. Income from discontinued operations represents the results of operations of the general surgical instruments, orthopedic implants and orthopedic instrumentation business which the Company sold in March 1999. The gain on disposal of assets represents a gain recognized in the first quarter of 1999 due to a change in the estimated sale price primarily due to the valuation of net assets sold and the costs associated with finalizing the sale.

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

LOSS DURING 1998 AND 1999; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost $411,000 from continuing operations in 1998 and $494,000 in the first quarter 1999. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:


              Exhibit No.           Title
              -----------           -----
                  2.35              Stock Option Agreement for Paul L. Ray*

                  2.36              Employment Agreement dated December 1, 1997 between
                                    Brimfield Precision, Inc. and Daniel T. Hannify*

                  27                Financial Data Schedule


              *  Filed previously on May 24, 1999

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


Image Guided Technologies, Inc.


By: /s/  Paul L. Ray                                 Date: November 24, 1999
-------------------------------------
Paul L. Ray
President, Chief Executive Officer and
Principal Financial Officer