Form 10QSB/A
period 1999-06-30
IMAGE GUIDED TECHNOLOGIES INC
filed 1999-11-29
CIK 1019656

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

                             IMAGE GUIDED TECHNOLOGIES

                                   FORM 10-QSB-A
                        FOR THE QUARTER ENDED JUNE 30, 1999

                                       INDEX

Part I  Financial Information                                               Page
        Item 1.  Balance Sheets as of June 30, 1999 and December 31, 1998      3

                 Statements of Operations for the three and six months
                 ended June 30, 1999 and 1998                                  4

                 Statements of Cash Flows for the six months ended
                 June 30, 1999 and 1998                                        5

                 Notes to Financial Statements                                 6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition And Results of Operations                           9

Part II Other Information and Signatures                                      14


                         IMAGE GUIDED TECHNOLOGIES, INC.
                                 BALANCE SHEETS

                                                                           June 30,          December 31,
                                                                             1999                1998
                                                                        ----------------    ----------------
                                                                          (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                            $        84,000     $         23,000
   Accounts receivable, net of allowance for doubtful
    accounts of $90,000 and $76,000, respectively                             1,109,000            1,710,000
   Inventories, net                                                             903,000              921,000
   Investment--Discontinued operations                                        --                   1,187,000
   Other current assets                                                         141,000              174,000
                                                                        ---------------     ----------------
    Total current assets                                                      2,237,000            4,015,000

Property and equipment, net of accumulated depreciation of
   $722,000 and $602,000, respectively                                          732,000              650,000
Goodwill, net of accumulated amortization of $44,000 and
   $31,000, respectively                                                        537,000              550,000
Patents and Trademarks net of accumulated amortization
   $22,000 and $21,000, respectively                                             56,000               57,000
Investment--Discontinued operations                                           --                   4,076,000
Other assets                                                                    149,000              165,000
                                                                        ---------------     ----------------
        Total assets                                                    $     3,711,000     $      9,513,000
                                                                        ---------------     ----------------
                                                                        ---------------     ----------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $     1,322,000     $        860,000
   Accrued liabilities                                                          400,000              403,000
   Line of credit                                                               173,000            2,524,000
   Current portion of capital lease obligations                                  86,000            1,332,000
   Current portion of notes payable                                             487,000            2,986,000
                                                                        ---------------     ----------------
    Total current liabilities                                                 2,468,000            8,105,000

Capital lease obligations                                                       292,000               38,000
                                                                        ---------------     ----------------

        Total liabilities                                               $     2,760,000     $      8,143,000
                                                                        ---------------     ----------------

Shareholders' equity:
   Common stock, no par value, 10,000,000 shares
    authorized; 3,803,020 and 3,705,222 shares issued and                    10,475,000           10,456,000
    outstanding; respectively
   Accumulated deficit                                                       (9,524,000)          (9,086,000)
                                                                        ---------------     ----------------
    Total shareholders' equity                                          $       951,000     $      1,370,000
                                                                        ---------------     ----------------

        Total liabilities and shareholders' equity                      $     3,711,000     $      9,513,000
                                                                        ---------------     ----------------
                                                                        ---------------     ----------------

    The accompanying notes are an integral part of these balance sheets.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                        Three Months Ended June 30         Six Months Ended June 30
                                      ------------------------------    --------------------------------
                                         1999             1998              1999               1998
                                      ------------    --------------    --------------     -------------
Revenue                               $ 1,338,000     $   1,252,000     $   3,192,000      $  2,972,000
Cost of goods sold                        862,000           939,000         1,893,000         1,995,000
                                      -----------     -------------     -------------      ------------
   Gross profit                           476,000           313,000         1,299,000           977,000
                                      -----------     -------------     -------------      ------------

Operating expenses:
   Research and development               357,000           357,000           702,000           736,000
   Selling and marketing                  306,000           185,000           613,000           393,000
   General and administrative             510,000           543,000         1,041,000           859,000
                                      -----------     -------------     -------------      ------------
     Total operating expenses           1,173,000         1,085,000         2,356,000         1,988,000
                                      -----------     -------------     -------------      ------------

Operating loss                           (697,000)         (772,000)       (1,057,000)       (1,011,000)

Other expense                             (77,000)         (133,000)         (211,000)         (305,000)
                                      -----------     -------------     -------------      ------------

Loss from continuing operations          (774,000)         (905,000)       (1,268,000)       (1,316,000)

Discontinued operations:
   Income-discontinued operations         --                 18,000           162,000           103,000
   Gain on disposal-discontinued
     operations                           --                --                668,000           --

Extraordinary item--loss on early         --               (253,000)         --                (253,000)
   pay off of debt-net of taxes
                                      -----------     -------------     -------------      ------------
Net loss                              $  (774,000)    $  (1,140,000)    $    (438,000)     $ (1,466,000)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
Income (loss) per share (basic
  and diluted):
   Continuing operations              $     (0.20)    $       (0.25)    $       (0.34)     $      (0.36)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
   Discontinued operations            $      0.00     $        0.01     $        0.22      $       0.03
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
   Extraordinary item                 $      0.00     $       (0.07)    $        0.00      $      (0.07)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
   Net loss                           $     (0.20)    $       (0.31)    $       (0.12)     $      (0.40)
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------
Weighted average common shares
   outstanding (basic and diluted)      3,803,020         3,697,822         3,754,121         3,697,822
                                      -----------     -------------     -------------      ------------
                                      -----------     -------------     -------------      ------------


    The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                                            1999              1998
                                                                        ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                $   (438,000)     $ (1,466,000)
Net income from discontinued operations                                      830,000           103,000
                                                                        ------------      ------------
Loss from continuing operations                                         $ (1,268,000)     $ (1,569,000)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
     Extraordinary loss net of tax                                               --            253,000
     Depreciation and amortization                                           134,000           410,000
     Gain on disposition of assets                                               --             33,000
     Provision for inventory obsolescence                                     42,000            10,000
     Provision for doubtful accounts                                          14,000            16,000
     Changes in operating assets and liabilities:
       Accounts receivable                                                   587,000           216,000
       Inventories                                                           (24,000)         (123,000)
       Other assets                                                           49,000           163,000
       Accounts payable                                                      462,000           103,000
       Accrued liabilities                                                    (3,000)           79,000
                                                                        ------------      ------------
          Net cash used in continuing operating activities              $     (7,000)     $   (409,000)
                                                                        ------------      ------------
          Net cash provided by discontinued operations                  $    162,000      $    268,000

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                                      (202,000)              --
   Proceeds from sales/lease back arrangements                               325,000               --
   Proceeds from sale of discontinued operations                           5,931,000               --
                                                                        ------------      ------------
          Net cash provided by investing activities                     $  6,054,000      $        --
                                                                        ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of stock                                                19,000             4,000
   Proceeds from lines of credit                                             173,000               --
   Proceeds from debt                                                            --          5,187,000
   Principal payments on term loans                                       (2,499,000)       (5,346,000)
   Payments on line of credit                                             (2,524,000)         (577,000)
   Payments on capital lease obligations                                  (1,317,000)         (175,000)
                                                                        ------------      ------------
          Net cash used in financing activities                         $ (6,148,000)     $   (907,000)
                                                                        ------------      ------------

Net increase (decrease) in cash and cash equivalents                          61,000        (1,048,000)
CASH AND CASH EQUIVALENTS, beginning of period                                23,000         1,216,000
                                                                        ------------      ------------
CASH AND CASH EQUIVALENTS, end of period                                $     84,000      $    168,000
                                                                        ------------      ------------
                                                                        ------------      ------------

Supplemental Cash Flow Disclosures:
   Interest paid                                                        $    210,000      $    361,000
   Equipment acquired under capital lease                               $    325,000               --
   Warrants issued in connection with debt                              $        --       $    169,000


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

Note 2--Restatement of Financial Statements

These consolidated financial statements as of and for the six months ended June 30, 1999 have been restated due to errors in accounting for changes in the estimated loss on disposal of discontinued operations as well as classification of expenses between continuing and discontinued operations. On a cumulative basis, the Company's net loss properly reflects all charges associated with the disposal of its discontinued operation, as of March 31, 1999. However, the Company's previously reported results of operations for year ended December 31, 1998 and the three-month period ended March 31, 1999 were overstated in 1998 and understand in 1999 by like amounts due to the errors described in the following paragraphs.

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

In addition, the Company's previously reported results of operations for the three months ended March 31, 1999 reflected interest expense of approximately $132,000 as a component of the loss on disposal of the discontinued operation; such interest charges should have been included as a component of the loss from continuing operations. These interest charges were reclassified as a component of the loss from continuing operations in the statement of operations for the three months ended March 31, 1999 and correspondingly in the accompanying statement of operations for the six months ended June 30, 1999.

The financial statements for the three months ended June 30, 1999 are unaffected by the above statement. However, the financial statements for the six months ended June 30, 1999 have been restated to exclude the previously recognized reduction in the estimated loss on disposal of the discontinued operation and to reclassify interest charges to continuing operations. The effect of the restatement is to recognize a gain on disposal of the discontinued operation and net income for the six months ended June 30, 1999 as follows:

                                               Six months ended June 30, 1999
                                               ------------------------------
                                             Income from
                           Loss from         Discontinued    Gain/(Loss) on Disposal of
                     Continuing Operations    Operations       Discontinued Operation      Net Loss
                     ---------------------    ----------       ----------------------      --------
Previously reported      $(1,136,000)          $ 30,000              $(690,000)          $(1,796,000)
  Per diluted share         $(.30)                                                          $(.48)
Restated                 $(1,268,000)          $162,000              $ 668,000           $  (438,000)
  Per diluted share         $(.34)                                                          $(.12)

The Company's balance sheet as of December 31, 1998 presented herein and its results of operations for the year then ended and the three month period ended March 31, 1999 (neither of which periods are presented herein), have been restated for the factors set forth above.

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


Note 6--Contingencies

The Company is a party to one lawsuit and one threatened lawsuit, which, while the outcome cannot be predicted with certainty, management expects they will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Note 7--Default on Note Payable

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

OTHER EXPENSE. Other expense decreased $56,000 from the $133,000 expense recognized in the second quarter of 1998 to $77,000 of expense for the second quarter of 1999 primarily due to a decrease in interest costs to support the debt associated with continuing operations.

DISCONTINUED OPERATIONS. Income from discontinued operations represents the results of operations and gain on disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business that the Company sold in March, 1999. No additional gain, (loss) was recognized on the disposal of these operations.

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

OTHER EXPENSE. Other expense decreased by $94,000 or 30.8% from the first half 1998 to the first half 1999. The decrease was primarily due to a decrease in interest costs to support the debt associated with continuing operations.

DISCONTINUED OPERATIONS. Income from discontinued operations represents the results of operations and gain on the disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business, which the Company sold in March 1999. The gain for 1999 represents a gain recognized in the first quarter of 1999 due to a change in the estimated sale price primarily due to the valuation of net assets sold and the costs associated with finalizing the sale.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATION RESULTS AND FINANCIAL CONDITION

LOSS DURING 1998 AND 1999; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS.
During the first half of the year, the Company lost $1,316,000 in 1998 and $1,268,000 in 1999 from continuing operations. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and partially on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

          Exhibit No.              Title
          -----------              -----
            10.32        Employment Agreement dated 3/1/98 between the Company
                         and William O'Connor.*

            10.35        Stock Option Agreement for Paul L. Ray*

            10.36        Second Amended and Restated Loan Agreement, dated as of
                         April 3, 1998, with Silicon Valley Financial Services.*

            10.37        July, 1999 Modification to Second Amended and Restated
                         Loan Agreement with Silicon Valley Financial Services*

            27           Financial Data Schedule


              *  Filed previously on August 13, 1999

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

Image Guided Technologies, Inc.


By: /s/  Paul L. Ray
-----------------------------          Date: November 24, 1999
Paul L. Ray
President, Chief Executive Officer and
Principal Financial Officer