Form 10KSB
period 1999-12-31
IMAGE GUIDED TECHNOLOGIES INC
filed 2000-03-30
CIK 1019656

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
             For the fiscal year ended DECEMBER 31, 1999

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE OF 1934

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

Check whether Image Guided Technologies, Inc. (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $6,432,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,061,945 as of March 27, 2000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 4,061,945 shares of common stock, no par value, were outstanding on March 27, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE
None

Transitional Small Business Disclosure Format (Check one):  Yes ___; No   X

                                Table of Contents

            Item                                                             Page
Part I        1.    Description of Business                                     1

              2.    Description of Property                                     7

              3.    Legal Proceedings                                           7

              4.    Submission of Matters to a Vote of Security                 7
                    Holders

Part II       5.    Market for Common Equity and Related Stockholder            8
                    Matters

              6.    Management's Discussion and Analysis or Plan of             9
                    Operation

              7.    Financial Statements                                       14

Part III      8.    Changes In and Disagreements With Accountants on           30
                     Accounting and Financial Disclosure

              9.    Directors, Executive Officers, Promoters and               30
                     Control Persons; Compliance With Section 16(a)
                     of the Exchange Act.

            10.     Executive Compensation                                     32

            11.     Security Ownership of Certain Beneficial Owners            34
                    and Management

            12.     Certain Relationships and Related Transactions             36

            13.     Exhibits and Reports on Form 8-K                           37

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

     On September 24, 1998 the Company adopted a plan to sell the net assets of the general instrument and implant business units of Brimfield and to retain the surgical instruments operation in Springfield, Massachusetts. The plan was effected on March 30, 1999 with the closing of the sale and changing of the name of the retained operation to Springfield Surgical Instruments, Inc. ("SSI" or "Springfield"). The Company has continued the SSI operations with a focus on the manufacture of minimally invasive surgical instruments. The general instrument and implant business units of Brimfield represented a separate major line of business, and, accordingly, are reflected in the accompanying consolidated financial statements as a discontinued operation.

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

     IGT's FlashPoint-Registered Trademark- localizer is a key component of the anatomical image display workstation used by physicians to perform image guided surgery, a specialty procedure in the field of minimally invasive surgery. When the FlashPoint localizer is combined with the imaging software provided by IGT's customers, the location of specially designed surgical instruments can be tracked in relation to the patient's anatomy during surgical procedures by display as an overlay on a magnetic resonance imaging ("MRI") or computerized tomography ("CT") image. IGT's Pixsys-TM- localizer is used in industrial applications to measure the position or shape of objects in 3D space.

     Other sources of revenue are from technology licensing fees and Springfield manufactured instruments used in minimally invasive surgery.

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

PRODUCTS

     OPTICAL LOCALIZERS. The FlashPoint and Pixsys localizers consist of a number of LEDs used as markers mounted on a pointer device or surgical instrument, a relative position dynamic reference device (the "Dynamic Reference Frame-Registered Trademark-") connected to the measured object (a patient in a medical application or a part in an industrial application), a multi-camera array for detecting the X, Y and Z positions of the LEDs, a proprietary microprocessor based control system, and a proprietary, internally developed, software package. IGT's optical localizer is an input subsystem providing real-time mathematical coordinates to a host computer. IGT's optical localizer determines the position of the hand-held probe or surgical instrument and the patient reference device by tracking the X, Y and Z coordinates of each infrared light emitting diode mounted on the probe or surgical instrument and reference device. It then communicates this position in the form of X, Y and Z coordinates to the host computer. Most localizer models sold by the Company are customized prior to delivery to satisfy customer requirements.

     IGT provides various instruments, such as probes and pointers, containing LEDs and dynamic reference frames as component parts to its optical localizers. For both medical and industrial applications, the LEDs are placed on the instrument, and the distance between the LED and the tip of the instrument is precisely calibrated. The medical instruments are designed to be reused on a limited basis, while an industrial instrument can normally be reused until it no longer fulfills its intended use. The Company began offering cordless instruments for use with its medical optical localizers in early 1999.

     MINIMALLY INVASIVE SURGICAL INSTRUMENTS. Springfield's instruments are used mainly in minimally invasive surgical procedures. Springfield controls all aspects of the manufacturing process from machining through finishing, including in-house passivation and laser marking.

CUSTOMERS AND USE

OPTICAL LOCALIZERS AND IMAGE GUIDED INSTRUMENTS: IGT sells most of its optical localizers and image guided instruments to original equipment manufacturers ("OEMs"). During 1999, approximately 83% of IGT's total revenues were derived from its six largest customers. IGT's FlashPoint product is used to determine the position in 3D space of the surgical probe or instrument. The FlashPoint 5000 medical optical localizer is a component integrated into several medical devices. Sales of localizers and related instruments to medical customers constituted approximately 79% of IGT sales in 1999. Some medical customers and illustrative uses are set forth below:

CARL ZEISS, OBERKOCHEN, GERMANY. The Company's FlashPoint product is an integral and key component of the Zeiss Stereotactic System. By combining imaging diagnostic data with powerful computers, precision optics and finely crafted hand-held instrumentation, Zeiss has created a product enhancement to its operating microscope line. Recent shipments to Zeiss have been comprised of image guided instruments and upgrades to previously supplied optical localizers.

GE MEDICAL SYSTEMS (GEMS), MILWAUKEE, WISCONSIN. In 1993, GEMS introduced its magnetic resonance guided therapy ("MRT") system which provides direct physician access to the patient during imaging, giving a real-time, internal view of patients for procedures such as needle biopsies. MRT is currently used to plan, guide and monitor surgical procedures in a minimally invasive manner. FlashPoint is being used by GEMS for the guidance system in its MRT device. The Company is currently providing image guided instruments to previously supplied optical localizers.

RADIONICS SOFTWARE APPLICATIONS, INC., IN BURLINGTON, MASSACHUSETTS. Radionics employs the FlashPoint in the Radionics Optical Tracking System for Frameless Stereotaxy. This real-time, free-hand stereotaxy system is primarily used in neurosurgical applications. Radionics was recently purchased by Tyco International, Inc. No optical localizers have been provided since the purchase.

SOFMAR DANEK-A SUBSIDIARY OF MEDTRONIC, HEADQUARTERED IN MEMPHIS, TENNESSEE. Sofmar Danek incorporates IGT's Flashpoint system into an image guided system which is marketed through Xomed, Inc., for use in Functional Endoscopic Sinus Surgery (FESS).

STRYKER INSTRUMENTS, INC. IN KALAMAZOO, MICHIGAN. Stryker, a new customer to IGT in 1999, employs the FlashPoint in the Stryker proprietary navigational system.

SURGICAL NAVIGATION NETWORK, INC. (SNN) IN ONTARIO, CANADA. SNN supports companies who want to avail themselves of a standard image guided surgery technology/performance platform. IGT pays an annual fee to be a member of this consortium. SNN purchases a custom instrument set developed by IGT's wholely owned subsidiary, Springfield Surgical Instruments, Inc. and IGT's optical localizer system used in Carl Zeiss' Stereotactic System sold in the North American market.

INDUSTRIAL APPLICATIONS: IGT's Pixsys product is used to determine the shape or position of an object by rapidly collecting a large number of points on the object's surface or locating a particular location on the object. Sales of localizers and related accessories to industrial customers constituted approximately 21% of IGT's revenues in 1999. A key industrial customer and illustrative use is set forth below:

NU-TECH INDUSTRIES, INC. ("BREWCO"), CENTRAL CITY, KENTUCKY (A WHOLLY-OWNED SUBSIDIARY OF SNAP-ON INCORPORATED). In a variation of its standard product offering for automobile collision repair, Brewco has created the Wolf frame straightening system. The Wolf incorporates a Pixsys localizer into its system to measure the extent of damage caused by a collision and indicate to the system operator the progress of the straightening operation. IGT has granted Snap-On Technologies an exclusive license to its technology for the automotive, truck and golf cart field of use. See "Description of Business-Intellectual Property".

MINIMALLY INVASIVE SURGICAL INSTRUMENTS: The two largest customers for minimally invasive surgical instruments in 1999 were Davol, Inc., a subsidiary of Bard International, and V. Mueller, a subsidiary of Allegiance Healthcare Corporation. Both companies are expected to remain significant customers in 2000.

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

BACKLOG

     At December 31, 1999, the Company's backlog was approximately $1,047,000. Backlog can fluctuate depending upon how customers order their products and over what period of time, therefore the Company does not necessarily consider backlog to be indicative of future sales.

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

     IGT uses a coordinate measurement machine ("CMM") to improve the calibration process for products being shipped to its customers. The CMM gives IGT a final calibration capability which is traceable to National Institute of Standards and Technology standards. The CMM system is also used by IGT for research and development projects.

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

     The Company currently has been issued ten patents. See "Management's Discussion and Analysis or Plan of Operation-Forward Looking Statements".

     U.S. Patent #5,987,349 issued in 1999 describes a system for sensing at least two points on an object for determining the position and orientation of the object relative to another object.

     U.S. Patent #5,920,395 issued in 1999 provides for locating and displaying the relative positions of two objects in a three-dimensional space where one object is a three-dimensional object and the second object has at least three collinear points, at least two of which are sensible by a detector.

     U.S. Patent #5,907,395 issued in 1999 provides for improved point source electromagnetic radiation emitters including a dispersing element that radiates electromagnetic radiation over a very wide conical angle approaching about 180 degrees.

     U.S. Patent #5,622,170 issued in 1997 describes an optical system for determining the location and orientation of one object (such as a medical probe) relative to another object (such as a patient), where the first object has an invasive portion which is partially inside the second. A display device connected to a computer graphically indicates the location of a representation of the probe with respect to a model of the second object.

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

     U.S. Patent #5,198,877 issued in 1993 is a non-contact, laser based, hand-held 3D localizer that allows the user to acquire simply and easily a multitude of points on the surface of an object or anatomy by sweeping a hand-held scanner over the desired target. U.S. Patent RE35,816 is a reissue of this patent, which broadens its claims and was issued in 1998.

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

     U.S. Patent #4,499,899 issued in 1985 describes a fiber-optic illuminated microsurgical scissor used in surgery to illuminate the surgical site so that the surgeon can more clearly see the site.

     In July 1999, IGT granted Snap-on Technologies an exclusive license for its technology for use in the automotive, truck and golf cart market. Snap-on plans to set up its own manufacturing arrangements for the optical localizers, but in the interim IGT is continuing to sell localizers to Brewco. See "Management's Discussion and Analysis or Plan of Operation-Other Matters".

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

     Springfield is registered as an original equipment manufacturer and contract manufacturer with the FDA. The scope of Springfield manufacturing includes FDA Class III general surgical instrumentation. Some of the products sold by Springfield are sold pursuant to a Springfield 510 (k) premarket notification. Springfield is a certified ISO 9001 organization.

     IGT Boulder, Colorado operations became ISO 9001 certified in August, 1999.

RESEARCH AND DEVELOPMENT

     For the fiscal years ended December 31, 1999 and 1998, the Company expended $1,272,000 and $1,470,000, respectively, on research and development activities. Some of the Company's customers may, at times, pay for research and development activities related to specific applications of the Company's localizer technology.

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

EMPLOYEES

     At December 31, 1999, the Company had 47 employees, of which 45 were full-time and 2 part-time. IGT employs thirty-four employees and Springfield employs thirteen employees.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases approximately 18,000 square feet within a 133,000 square foot multi-tenant facility in Boulder, Colorado, where it performs all development, manufacturing and marketing activities related to its optical localizers. In addition to base rent, the Company pays its pro-rata share of building operating expenses, insurance and taxes and its own utilities. Monthly base rent is as follows: $16,406 from May 1999 through April 2000, $15,356 from May 2000 through April 2001, and $16,124 from May 2001 through April 2002.

Springfield leases approximately 14,000 square feet in a facility in Springfield, Massachusetts. The current lease for the Springfield facility has approximately 2 years remaining. In addition to base rent, Springfield pays its pro-rata share of building operating expenses, taxes and utilities. Monthly base rent is $4,927 through December 2001.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to one pending legal proceeding. This case was filed in the Chancery Court for the State of Tennessee in Davidson County on October 27, 1998. Plaintiff was an exclusive sales representative for Defendant, Springfield Surgical Instruments, Inc. f/k/a Brimfield Precision, Inc., for certain products in Defendant's Principle and Principle Advantage line of surgical instruments. Plaintiff claims the products were defective and sued Defendant for breach of contract, breach of express and implied warranties, negligent misrepresentation, fraud and violations of the Tennessee Consumer Protection Act. In January 2000, Plaintiff filed a Motion for Summary Judgment claiming the instruments sold by Defendant were defective and seeking to return the instruments in its possession and to obtain, in addition to other damages, a refund of the purchase price paid of $101,186.71. Defendant filed a motion opposing Plaintiff's Motion of Summary Judgment claiming, among other things, that the instruments were not defective. The judge denied Plaintiff's Motion, and the trial is currently scheduled for June 26, 2000. The Company is currently unable to determine (i) the ultimate outcome or resolution of this legal proceeding, (ii) whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, that may result from resolution of this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders.

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

The following table sets forth, for the quarters indicated, the range of high and low bid prices of the shares of the Company's common stock as reported by Nasdaq, for 1998 except the "low" for the fourth quarter of 1998 is from the over-the-counter market. The prices for 1999 are from the over-the-counter market. Such bid prices reflect inter-dealer quotations, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                                                           HIGH            LOW
                                                           ----            ---
             1998
             First quarter...........................     $ 3.63          $ 2.00
             Second quarter..........................     $ 3.13          $ 1.63
             Third quarter...........................     $ 2.56          $ 0.50
             Fourth quarter..........................     $ 0.88          $ 0.09

             1999
             First quarter...........................     $0.75           $0.13
             Second quarter..........................     $0.63           $0.22
             Third quarter...........................     $0.47           $0.19
             Fourth quarter..........................     $1.50           $0.38

     No dividends were declared on the Company's Common Stock during the fiscal years ended December 31, 1999 and 1998. The Company expects that it will retain any available earnings generated by its operations for the development and growth of its business and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. Any future determination as to dividend policy will be made at the discretion of the Company's Board of Directors and will depend on a number of factors, including the future earnings, capital requirements, financial condition and business prospects of the Company.

     On December 31, 1999, the Company had approximately 85 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

OVERVIEW

     The following table sets forth for the periods indicated certain line items derived from the Company's statement of operations as a percentage of the Company's revenues.

                                                      YEAR ENDED
                                                     DECEMBER 31,
                                                  ------------------
                                                    1999      1998
                                                  --------  --------
      Revenue                                      100.0%   100.0 %
      Cost of Goods Sold                            59.9%    61.4 %
                                                  --------  --------
            Gross Profit                            40.1%    38.6 %
                                                  --------  --------
      Operating Expenses:
            Research and Development                19.8%     20.6%
            Selling and Marketing                   15.9%     10.1%
            General and Administrative              26.4%     25.4%
                                                  --------  --------
                  Total Operating Expenses          62.0%     56.1%
                                                  --------  --------
      Operating Loss                               (21.9%)   (17.5%)
      Other Expense                                 (4.8%)    (8.3%)
                                                  --------  --------
      Loss from Continuing Operations              (26.7%)   (25.8%)
      Income from Discontinued Operations            2.5%      2.6%
      Income,  (Loss) on disposal of Discontinued   10.4%    (61.6%)
        Operations
      Extraordinary item - loss on early             0.0%     (3.5%)
        extinguishment of debt
                                                  --------  --------
      Net Loss                                     (13.8%)   (88.3%)
                                                  ========  ========

RESULTS OF OPERATIONS

     YEARS ENDED DECEMBER 31, 1999 AND 1998. Revenue decreased by $722,000, or approximately 10%, to $6,432,000 for the year ended December 31, 1999, as compared to $7,154,000 for the year ended December 31, 1998. The increases in revenue associated with higher sales of optical localizer products and the recognition of technology licensing and non-recurring engineering fees were more than offset by a decrease in surgical instrument sales due to the loss of a major customer.

     The cost of goods sold decreased by $545,000, or approximately 12%, to $3,850,000 for the year ended December 31, 1999, compared to $4,395,000 for the year ended December 31, 1998. The cost of goods sold as a percentage of revenue decreased to 60% for the year ended December 31, 1999, as compared to 61% for the year ended December 31, 1998. The decrease in cost of goods sold was primarily attributable to a change in the revenue mix as 12% of the annual revenue in 1999 resulted from technology licenses and non-recurring engineering fees where the cost of the revenue is lower than product/systems sales. Partially offsetting the favorable revenue mix was a relatively high cost of sales ratio for Springfield which provided a lower gross margin compared to the other Company products.

     Gross profit decreased by $177,000, or approximately 6%, to $2,582,000 for the year ended December 31, 1999, compared to $2,759,000 for the year ended December 31, 1998.

     Research and development expenses decreased by $198,000, or approximately 13%, to $1,272,000 for the year ended December 31, 1999, compared to $1,470,000 for the year ended December 31, 1998. The impact of the reduction in engineering personnel in the third quarter of 1998 partially offset the spending incurred for base technology enhancement and product/software customization required to satisfy customer requirements.

     Selling and marketing expenses increased by $300,000, or approximately 41%, to $1,023,000 for the year ended December 31, 1999, compared to $723,000 for the year ended December 31, 1998. This increase was primarily attributable to the addition of two sales personnel in 1999 coupled with increased spending to broaden the customer base.

     General and administrative expenses decreased by $120,000, or approximately 7%, to $1,696,000 for the year ended December 31, 1999, compared to $1,816,000 for the year ended December 31, 1998. The decrease was primarily due to a decrease in the number of personnel during 1999 utilized to support this functional activity.

     The operating loss increased by $159,000 to ($1,409,000) for the year ended December 31, 1999, compared to ($1,250,000) for the year ended December 31, 1998. This decrease was primarily attributable to reduced revenue partially offset by lower cost of sales and a 2% increase in the spending for operating expenses.

     Other income, (expense), net, decreased by $282,000 to ($309,000) for the year ended December 31, 1999, compared to ($591,000) for the year ended December 31, 1998. This change was primarily due to reduced interest expense to support the debt associated with continuing operations.

     As a result of the foregoing, the loss from continuing operations decreased to ($1,718,000) for the year ended December 31, 1999 (a reduction of $123,000 or 7%), compared to ($1,841,000) for the year ended December 31, 1998.

     The income (loss) from discontinued operations represents the results of operations and loss on disposal of the general surgical instruments, orthopedic implants and orthopedic instrumentation business which the Company sold in March 1999. The Company recorded an estimated net loss of $(4,411,000) for 1998 on the disposal of this business. The gain for 1999 resulted from a reduction of the loss on the disposal of assets compared to the previously estimated loss recognized in 1998.

     The Company realized an extraordinary loss of $253,000 during 1998 related to warrant costs associated with the early extinguishment of debt.

LIQUIDITY AND CAPITAL RESOURCES

     IGT has incurred a deficit of $9,974,000 from its inception through December 31, 1999 and had a working capital deficit of $571,000 at December 31, 1999.

     During the past year, the Company has paid down its bank obligations and financed its losses from continuing operations through a combination of the sale of BPI's business units located in Brimfield, Massachusetts, the technology license fees received from Snap-on Technologies and other methods set forth below.

     In June, 1999 the Company sold certain of its equipment pursuant to a sale and leaseback agreement for $200,000. Also, in June, 1999 the Company entered into lease based financing agreements for the purchase of equipment for approximately $125,000. Pursuant to these lease based financing agreements, the Company committed to make monthly lease payments of approximately $8,400 for a period of 60 months. At the conclusion of the lease period, the ownership of the leased equipment will revert to the Company for a nominal charge.

     In the third quarter of 1999, the Company entered into a development and supply agreement with a customer pursuant to which the customer funded the customization required to incorporate the Company's optical localizer into the customer's product. The Company intends to continue to pursue this program with selected customers who request unique customization of the Company's core technology. All resource requirements will be funded directly by the customer. It is anticipated that the ownership of the unique technology adaptation/customization will be transferred to the customer with the ownership of the core technology retained by the Company.

     In February 2000, a customer made a partial prepayment on an order in the amount of $250,000. IGT agreed to pay interest on the prepayment at the rate of 10% per annum until the product is shipped and, in the event of default, such customer will be granted an exclusive royalty-free license to certain of its patents and patent applications until the product has been shipped or the prepayment repaid.

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

     The Company is pursuing various alternatives to raise cash to fund operations and pay its obligations to suppliers and for other corporate purposes.

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

OTHER MATTERS

     On December 12, 1997, the Company finalized the acquisition of all the outstanding stock of Brimfield Precision, Inc. ("BPI") for a purchase price of approximately $9,844,000 (including expenses related to the acquisition), consisting of approximately $8,069,000 in cash, $500,000 in a subordinated note payable to Cruttenden Roth, Inc. ("Cruttenden") and 579,710 shares of the Company's common stock. BPI sold surgical instruments and implants to medical supply companies. Prior to its sale to the Company, BPI was owned by William and Matthew Lyons. William Lyons had a one-year employment contract, which expired in December 1998, with BPI as its President and is a director of the Company.

     To finance the acquisition, the Company entered into a secured loan agreement with Imperial Bank under which Imperial Bank loaned the Company $4,000,000 pursuant to a three-year term loan and up to $2,000,000 pursuant to a revolving loan payable on or before June 30, 1999. The Company paid Cruttenden a $300,000 finder's fee for introducing the Company to, and advising the Company in negotiations with, Imperial Bank. The Company issued a one-year $500,000 subordinated note to Cruttenden to pay the finder's fee and an additional $200,000 advisory fee owed to Cruttenden. In connection with the loan and subordinated note, the Company issued a seven-year warrant for 160,000 shares of the Company's common stock with an exercise price of $2.92 per share to Imperial Bank and an one-year warrant for 100,000 shares of the Company's common stock with an exercise price of $2.92 per share to Cruttenden. On March 15, 1998, the Company issued to Imperial Bank an additional seven-year warrant for 80,000 shares of the Company's common stock with an exercise price of $2.65 per share and on March 31, 1998 a seven-year warrant for 10,000 shares of the Company's common stock with an exercise price of $2.86 per share.

     On April 3, 1998, Imperial Bank assigned its loan to BankBoston. After the assignment, BankBoston and the Company amended and restated the loan to provide for a $2,700,000 sixty-month term loan.

     On September 24, 1998, the Company adopted a plan to sell the net assets of BPI's general surgical instrument, orthopedic implant and orthopedic instrumentation businesses located at Brimfield, Massachusetts. The Company sold the businesses on March 30, 1999. The sale price was $6,158,000 in cash plus assumption of certain trade payables and accrued liabilities, totaling $449,000.

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

     On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services, a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at rates of 90% and subsequently decreasing to 80% of their face amount. Under the facility, the Company will repurchase from Silicon any uncollected receivables and pay Silicon a finance charge equal to 2% per month on the face amount of all purchased receivables and an administrative fee of 1.5% of the face amount of each purchased receivable. Silicon has no obligation to purchase any receivable under the facility and in no event shall the aggregate amount of all purchased receivables outstanding exceed $650,000.

     In July 1999, the Company entered into an exclusive licensing agreement with Snap-on Technologies for the automotive, truck, and golf cart market. Under the terms of the agreement, the Company was to receive three equal payments totaling $500,000 as a license fee. As a result of a settlement of issues between the parties, the final payment was reduced from $166,667 to $112,000.

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

     LOSSES DURING 1998 AND 1999; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost ($1,718,000) in 1999 and ($1,841,000) in 1998 from continuing operations. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

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

     A patent granted to St. Louis University ("SLU Patent"), and subsequently licensed to a company acquired by Sofamor Danek, one of the Company's major customers, covers, in general, a particular technique for determining the position of a surgical probe within a patient's body on a historical image of that body. Sofamor Danek has sued BrainLab GmbH for infringement of this patent. The Company's documents have been subpoenaed and Waldean Schulz, Ph.D. Vice President-Technology of the Company, has had his deposition taken in connection with such lawsuit. In 1995, the Company assigned to St. Louis University all right, title and interest it had in the SLU Patent. There can be no assurance that Sofamor Danek may not challenge the Company's ownership of certain of its patents based on such assignment. The Company is not in a position to evaluate what effect this lawsuit, or any further lawsuits, will have on its customers or whether it will become a defendant in any lawsuit involving this patent or any of the Company's patents.

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

     CLAIM BY DANIEL HANNIFY. The Company and Springfield have received a notice of claim pursuant to a December 1, 1997 Employment Agreement between Brimfield Precision, Inc. and Daniel T. Hannify. Mr. Hannify is claiming that he is entitled to payment of $200,000 per year plus benefits for two years and eight months.

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

     THE RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company. The Company maintains a product liability and commercial general liability insurance policy with coverage of $1,000,000 per occurrence and an annual aggregate maximum coverage of $2,000,000 with a commercial umbrella excess liability policy of $3,000,000. The Company's product liability and general liability policy is provided on an occurrence basis and is subject to annual renewal. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products could be significantly impaired.

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


ITEM 7. FINANCIAL STATEMENTS.

      Index to Consolidated Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Accountants ........................................  15
Consolidated Balance Sheet as of December 31, 1999 and 1998...............  16
Consolidated Statement of Operations for the Years Ended December 31,
      1999 and 1998.......................................................  17
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
      for the Years Ended December 31, 1999 and 1998......................  18
Consolidated Statement of Cash Flows for the Years Ended December 31,
      1999 and 1998 ......................................................  19
Notes to Consolidated Financial Statements................................  21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Image Guided Technologies, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Image Guided Technologies, Inc. and its subsidiary at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Broomfield, Colorado
March 27, 2000

                         IMAGE GUIDED TECHNOLOGIES, INC.


                           CONSOLIDATED BALANCE SHEET


                                                               DECEMBER 31,
                                                        --------------------------
ASSETS                                                     1999           1998
------                                                  ------------   -----------
  Current assets:
    Cash and cash equivalents                             $ 13,000       $ 23,000
    Accounts receivable, net of allowance for doubtful
    accounts of $80,000 and $76,000 respectively           508,000      1,710,000
    Inventories, net                                       832,000        921,000
    Investment - discontinued operations                         -      1,187,000
    Other current assets                                   101,000        174,000
                                                        ------------   -----------
      Total current assets                               1,454,000      4,015,000
  Property and equipment, net of accumulated
    depreciation of $847,000 and $602,000 respectively     643,000        650,000
  Goodwill, net of accumulated amortization of
    $60,000 and $31,000 respectively                       521,000        550,000
  Investment - discontinued operations                           -      4,076,000
  Other assets                                             213,000        222,000
                                                        ------------   -----------
       Total assets                                     $ 2,831,000    $9,513,000
                                                        ============   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Accounts payable                                    $   914,000    $  860,000
    Accrued liabilities                                    482,000        403,000
    Line of credit                                          42,000      2,524,000
    Current portion of capital lease obligations            87,000      1,332,000
    Notes payable                                          500,000      2,986,000
                                                        ------------   -----------
        Total current liabilities                        2,025,000      8,105,000

  Capital lease obligations                                253,000         38,000
                                                        ------------   -----------
        Total liabilities                                2,278,000      8,143,000

Shareholders Equity:
    Common Stock, no par value; 10,000,000 shares
      authorized; 4,061,945 and 3,705,222 shares
      issued and outstanding respectively               10,527,000     10,456,000

 Accumulated deficit                                    (9,974,000)    (9,086,000)
                                                        ------------   -----------
        Total shareholders' equity                         553,000      1,370,000
                                                        ------------   -----------
        Total liabilities and shareholders' equity      $ 2,831,000    $9,513,000
                                                        ============   ===========

   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                               YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------
                                                                            1999                   1998
                                                                       ---------------       ------------------
    Revenue                                                                 $6,432,000            $7,154,000
      Cost of goods sold                                                     3,850,000             4,395,000
                                                                       ---------------       ------------------
    Gross profit                                                             2,582,000             2,759,000
                                                                       ---------------       ------------------
    Operating expenses:
      Research and development                                               1,272,000             1,470,000
      Selling and marketing                                                 1,023,000                723,000
      General and administrative                                             1,696,000             1,816,000
                                                                       ---------------       ------------------
          Total operating expenses                                           3,991,000             4,009,000
                                                                       ---------------       ------------------
    Operating loss                                                          (1,409,000)           (1,250,000)
    Other income (expense):
      Interest and other expense                                              (311,000)             (681,000)
      Other income                                                              2,000                 90,000
                                                                      ----------------       ------------------
    Loss from continuing operations before taxes                           (1,718,000)            (1,841,000)
      Income taxes                                                                  -                      -
                                                                      ----------------       ------------------
    Loss from continuing operations                                        (1,718,000)            (1,841,000)
    Discontinued operations
        Income from discontinued operations                                   162,000                185,000
        Gain (loss) on disposal                                               668,000             (4,411,000)
    Extraordinary item--loss on early   extinguishment
      of debt                                                                       -               (253,000)
                                                                      ----------------       ------------------
    Net loss                                                                $(888,000)           $(6,320,000)
                                                                      ================       ==================

    Loss per share from continuing operations
      Basic                                                                   $(0.45)                $(0.50)
      Diluted                                                                 $(0.45)                $(0.50)
    Earnings (loss) per share-discontinued operations
      Basic                                                                     $0.22                $(1.14)
      Diluted                                                                   $0.22                $(1.14)
    Loss per share from extraordinary item
      Basic                                                                   $------                $(0.07)
      Diluted                                                                 $------                $(0.07)
    Net Loss per share
      Basic                                                                   $(0.23)                $(1.71)
      Diluted                                                                 $(0.23)                $(1.71)
    Weighted average common shares outstanding
      Basic                                                                 3,852,570               705,222
      Diluted                                                               3,852,570               705,222

   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                COMMON STOCK
                                     ----------------------------------                          TOTAL
                                         COMMON                              ACCUMULATED      SHAREHOLDERS
                                         SHARES             AMOUNT             DEFICIT          EQUITY
                                     ----------------   ---------------    ----------------  ---------------
    Balance at December 31,
       1997                                3,693,822       $10,273,000        $(2,766,000)       $7,507,000

    Exercise of stock options                 11,400            14,000                               14,000
    Warrants issued                                            169,000                              169,000
    Net loss                                                                   (6,320,000)       (6,320,000)

                                     ----------------   ---------------    ----------------  ---------------

    Balance at December 31,
       1998                                3,705,222       $10,456,000        $(9,086,000)       $1,370,000

    Exercise of stock options                  3,875             1,000                                1,000

    Common Stock issued                      352,848            70,000                               70,000

    Net loss                                                                     (888,000)         (888,000)

                                     ----------------   ---------------    ----------------  ---------------
    Balance at December 31,
       1999                                4,061,945       $10,527,000        $(9,974,000)         $553,000

                                     ================   ===============    ================  ===============


   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                YEAR ENDED DECEMBER 31,
                                                                        --------------------------------------
                                                                              1999                  1998
                                                                        ---------------       ----------------
OPERATING ACTIVITIES:
Net loss                                                                     $(888,000)          $(6,320,000)
Net income (loss) from discontinued operations                                 830,000            (4,226,000)
                                                                        ---------------       ----------------
Loss from continuing operations                                             (1,718,000)           (2,094,000)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
   Extraordinary loss, net of tax                                                    -               253,000
   Depreciation and amortization                                               269,000               440,000
   Provision for doubtful accounts                                               4,000              (100,000)
   Net loss on disposition of assets                                                 -               (14,000)
   Provision for inventory obsolescence                                         84,000                70,000
Changes in operating assets and liabilities, net of acquired assets and liabilities:
    Accounts receivable                                                      1,198,000              (270,000)
    Inventories                                                                  5,000               119,000
    Other current assets and other assets                                      106,000                13,000
    Accounts payable                                                            55,000               322,000
    Accrued liabilities                                                         79,000                78,000
                                                                        ---------------       ----------------
      Net cash provided by, (used in) operating activities                      82,000            (1,183,000)
                                                                        ---------------       ----------------
      Net cash provided by discontinued operations                             161,000               587,000
                                                                        ---------------       ----------------
INVESTING ACTIVITIES:
Additions to property and equipment                                           (238,000)             (165,000)
Proceeds from sales/lease back arrangements                                    325,000                     -
Proceeds from sale of discontinued operations                                5,931,000                     -
Cash received from sales of property                                                 -                64,000
Investment in patents & trademarks                                             (19,000)                    -
                                                                        ---------------       ----------------
      Net cash provided by, (used in) investing activities                   5,999,000              (101,000)
                                                                        ---------------       ----------------

FINANCING ACTIVITIES:
Proceeds from stock option exercise                                              1,000                14,000

Proceeds from debt                                                                   -             2,700,000
Principal payments on term loans                                            (2,486,000)             (587,000)



Principal payments on line of credit                                        (2,524,000)             (194,000)
Proceeds from sale of stock                                                     70,000                ------
Proceeds from line of credit                                                    42,000             2,524,000
Payments on capital lease obligations                                       (1,355,000)               75,000
Principal payments to extinguish term loan                                      ------            (5,028,000)
                                                                        ---------------       ----------------
      Net cash used in financing activities                                 (6,252,000)             (496,000)
                                                                        ---------------       ----------------
Net decrease in cash and cash equivalents                                      (10,000)           (1,193,000)
Cash and cash equivalents at beginning of period                                23,000             1,216,000
                                                                        ---------------       ----------------
Cash and cash equivalents at end of period                                     $13,000               $23,000
                                                                        ===============       ================


SUPPLEMENTAL CASH FLOW DISCLOSURES
Interest paid                                                                 $311,000              $512,000
Equipment acquired under capital lease                                        $325,000                ------
Warrants issued                                                                 ------               169,000





















   The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

     Image Guided Technologies, Inc. (the "Company") designs, develops, manufactures and markets proprietary, hand-held electro-optical 3-dimensional position input devices for medical and industrial applications as well as minimally invasive surgical instruments.

     As more fully described in Note 11, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, Brimfield Precision, Inc. ("BPI"). Management believes that the general instrument and implant business units represent a separate and major line of business.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. The consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of BPI as discontinued operations for the years ended December 31, 1999 and 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE RECOGNITION AND WARRANTY

     Revenue is recognized upon shipment of product to the customer. The Company offers a one-year warranty on certain of its products. The costs of product warranties are accrued at the time sales are recorded based upon estimates of costs to be incurred to repair or replace items under warranty. Such cost estimates are based on the Company's historical warranty experience.

INVENTORIES

     Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first-out ("FIFO") method. Cost includes materials, labor and manufacturing overhead.

GOODWILL

     Goodwill represents the excess of cost over the fair value of those net assets acquired in the BPI purchase that are to be retained by the Company. The goodwill is being amortized on a straight-line basis over 20 years. Amortization expense of goodwill related to continuing operations was $28,960 in both 1999 and 1998, respectively. The Company analyzes the recoverability of the goodwill based on the estimated future undiscounted cash flows of the acquired company. If the Company determines that the goodwill is impaired, the goodwill is then written down to its estimated fair value based on discounted cash flows.

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

CONCENTRATION OF CREDIT RISK

The majority of the Company's revenues during 1999 and 1998 resulted from sales of a single product which is used to determine the location of a surgical instrument in a three dimensional space. Customers accounting for 10% or more of total revenues during 1999 and 1998 are as follows:

                                                 1999         1998
                                              -----------  -----------
Customer A                                          21 %         10 %
Customer B                                          20 %         32 %
Customer C                                          15 %         11 %
Customer D                                           9 %         15 %

     At December 31, 1999, 24%, 20%, 0%, and 18% of accounts receivable were with customers A, B, C and D respectively. At December 31, 1998, 14%, 25%, 31% and 8% of accounts receivable were with customers A, B, C, and D respectively.

EXPORT REVENUE

     The Company had export revenue totaling approximately $1,727,000 and $1,679,000 for the years ended December 31, 1999 and 1998, respectively, principally to Germany, Israel and Canada.

EARNINGS PER SHARE

     The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") for all periods presented. Basic earnings per share excludes any dilution from common stock equivalents and is based on the weighted average common shares outstanding. Diluted earnings per share includes dilution from the Company's stock options and warrants, calculated under the treasury stock method. Due to the Company's net loss in 1999 and 1998, basic and diluted earnings per share amounts are equal so as to exclude anti-dilutive effects.

2.   INVENTORIES

     Inventories are comprised of the following:

                                                                      DECEMBER 31,
                                                             --------------------------------
                                                                  1999             1998
                                                             ---------------  ---------------
Raw materials                                                     $725,000         $410,000
Work-in-process                                                    181,000          214,000
Finished goods                                                     141,000          428,000
                                                             ---------------  ---------------
                                                                 1,047,000        1,052,000
Less allowance for obsolescence                                   (215,000)        (131,000)
                                                             ---------------  ---------------
                                                                  $832,000         $921,000
                                                             ===============  ===============

3.   PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and depreciated on a straight-line basis over their estimated useful lives of one to twenty years. Property and equipment consist of the following:

                                                                               DECEMBER 31,
                                                                   ----------------------------------
                                         ESTIMATED USEFUL LIFE           1999                1998
                                       --------------------------  -----------------   --------------
Building and Building Improvements         3 - 20 years               $  63,000             $77,000
Production equipment                       1 - 10 years                 816,000             592,000
Computer equipment                         1 - 5 years                  318,000             281,000
Furniture and fixtures                     2 - 7 years                  129,000             134,000
Other                                      1 - 5 years                  164,000             169,000
                                                                   -----------------   ----------------
                                                                      1,490,000           1,253,000
Less accumulated depreciation                                          (847,000)           (603,000)
                                                                   -----------------   ----------------
                                                                       $643,000            $650,000
                                                                   =================   ================

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                                                DECEMBER 31,
                                                                        ----------------------------
                                                                           1999            1998
                                                                        ------------    ------------
         Employee accruals                                                 $179,000        $187,000
         Warranty reserves                                                   85,000          56,000
         Other accrued liabilities                                          218,000         160,000
                                                                        ------------    ------------
           Total accrued liabilities                                       $482,000        $403,000
                                                                        ============    ============

5.   DEBT

     NOTES PAYABLE

     Notes payable consist of the following at December 31, 1999:

         Subordinated note payable due December 12, 1998, interest at a rate of
         12%, interest paid monthly and principal at maturity, secured by all
         assets of the Company; junior to the senior note payable to bank.                   $500,000
                                                                                        -------------

          The Company is currently in default under this note payable to Cruttenden Roth, Inc. While interest has been paid to date, the Company owes the $500,000 principal in full. The note is subordinated to the Company's bank debt and the holders of the note are not permitted under the terms of the subordination agreement with the bank to sue upon or collect, nor to make any demand for, nor to exercise any rights or remedies to enforce, the note so long as any bank obligation remains outstanding.


     Notes payable consist of the following at December 31, 1998:

         Senior note payable due April 3, 2003 interest at rate equal to the bank's base rate plus one-half of one percent, payable in monthly installments of
         $40,000 plus interest, secured by all assets of the Company.  The interest        $2,380,000
         rate at December 31, 1998 was 10.25%.
         Subordinated note payable to Cruttenden Roth, Inc. due December 12, 1998, interest at a rate of 12%, interest paid monthly and principal at maturity, secured by all assets of the Company; junior to the senior note payable to
         bank.                                                                                500,000
         Note payable, at one-quarter percent in excess of the Prime Rate, payable in monthly installments of $2,167 plus interest, secured by machinery, maturing
         in August 2000.  The interest rate at December 31, 1998 was 8.5%.                     44,000

         Note payable, at one-quarter percent in excess of the Prime Rate, payable in monthly installments of $2,833 plus interest, secured by machinery, maturing in October 2000. The interest rate at December 31,
         1998 was 8.5%.                                                                        62,000

                                                                                        -------------
         Total notes payable, December 31, 1998                                            $2,986,000
                                                                                        =============


     LINE OF CREDIT/ACCOUNTS RECEIVABLE FACTORING

     In December of 1997, the Company entered into an agreement with a bank for a $2,000,000 revolving line of credit secured by all assets of the Company, maturing on June 30, 1999, and bearing interest at the rate of three quarters of one percent in excess of the bank's prime lending rate. In April 1998, the Company assigned its $2,000,000 revolving line of credit to BankBoston pursuant to a twenty-four month revolving loan of up to $3,000,000 at an interest rate initially equal to the Bank's base rate plus one-quarter of one percent. Due to various loan covenant violations at December 31, 1998, the $3,000,000 revolving loan was capped at $2,250,000 with an interest rate of 10% which included an interest rate increase of one-quarter of a percent over the original interest rate on revolving loan. As of December 31, 1998, the balance on the revolving loan was $2,524,000.

     On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services, a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at the rates of 90% and subsequently decreasing to 75% of their face amount. Under the facility, the Company will repurchase from Silicon any uncollected receivables and pay Silicon a finance charge equal to 2% per month on the face amount of all purchased chased receivables and an administrative fee of 1.5% of the face amount of each purchased receivable. Silicon has no obligation to purchase any receivable under the facility and in not event shall the aggregate amount of all purchased receivables outstanding exceed $650,000. As of December 31, 1999, approximately $42,000 of the Company's account receivables had been purchased by Silicon.

6.   INCOME TAXES

     There is no provision for income taxes in 1999 or 1998 because the Company incurred losses in each year. The components of the Company's deferred income tax assets and liabilities under FAS 109 are as follows:

                                                               DECEMBER 31,
                                                           1999             1998
             Net operating loss carryforwards           $1,162,000        $1,446,000
             Business and minimum tax credits              144,000           141,000
             Reserves and Allowances                       146,000            96,000
             Depreciation                                  (21,000)         (347,000)
             Deferred revenue                                    -           (18,000)
             Refinancing Costs                               3,000          (118,000)
             Other                                          57,000            31,000

         Less valuation allowance                       (1,491,000)      ( 1,231,000 )
         Net deferred tax asset                                ---               ---


     The Company has recorded a valuation allowance against its carryforward tax benefits to the extent that it believes that it is more likely than not all of such benefits will not be realized in the foreseeable future. The Company's assessment of this valuation allowance was made using all available evidence, both positive and negative. In particular, the Company considered both its historical results and its projections of profitability for only the reasonably foreseeable future periods. The Company's realization of its recorded net deferred tax assets is dependent on future taxable income and therefore, the Company is not assured that such benefits will be realized.

     The following is a reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate of continuing operations:

                                                                           DECEMBER 31,
                                                                        1999         1998
         Federal income tax rate                                          34.0       34.0  %
         State income tax, net of federal benefit                          3.7        3.7  %
         Warrant Expense                                                 (1.1)       (0.6) %
         Goodwill amortization                                           (1.1)       (1.3) %
         Meals and entertainment                                         (0.7)       (0.2) %
         Effect of change in valuation allowance and other items        (34.8)      (35.6) %
         Effective income tax rate                                       --           ---

     No tax benefit is recorded related to the discontinued operations and the extraordinary item because any benefit is completely offset by nondeductible goodwill and the change in valuation allowance.

     At December 31, 1998, and December 31, 1999, the Company had net operating loss carryforwards of approximately $3,878,000 and $ 3,116,000, respectively, which expire from 2008 to 2019. As a result of certain changes in the Company's ownership, the future utilization of these net operating loss carryforwards will be limited.

The Company also has research and development tax credit carryforwards for federal income tax purposes of approximately $141,000, which begin to expire in 2006.

7.   SHAREHOLDERS' EQUITY

COMMON STOCK

     At December 31, 1999, the Company has reserved an aggregate of 1,880,036 shares of its common stock for stock issuable upon exercise of outstanding options and warrants.

STOCK OPTIONS AND WARRANTS

     At December 31, 1999, the Company has two stock option plans, one adopted in 1994 and one adopted in 1997.

     The company has authorized 1,440,000 options to be granted pursuant to its stock option plans. As of December 31, 1999, there were 149,964 options available for grant under the plans. Options are generally granted at fair market value as determined by the Board of Directors at the date of grant and vest over a three-year period. At December 31, 1999, there were 918,444 options exercisable. During 1999, the Company granted 200,000 nonqualified stock options to the Company's C.E.O. which were not included in either the 1994 nor 1997 plans.

     In connection with the acquisition of Brimfield Precision Inc., the Company financed a portion of the purchase priced with debt and detachable warrants. The Company issued 260,000 warrants with an exercise price of $2.92. The warrants are exercisable over seven years. In 1998, the Company issued 75,000, 80,000, and 10,000 additional warrants of $2.28, $2.65 and $2.86, respectively, with terms of 5, 7 and 7 years, respectively.

     A summary of the changes in options and warrants during the three years ended December 31, 1999 is as follows:

                                                                WEIGHTED                         WEIGHTED
                                                                 AVERAGE                          AVERAGE
                                                  WARRANTS    EXERCISE PRICE       OPTIONS     EXERCISE PRICE
                                                  --------    --------------       -------     --------------
         Outstanding December 31, 1997             425,000           2.74           810,951         2.45
           Granted                                 165,000           2.50           728,700         1.32
           Exercised                                   ---         ---              (11,400)         .99
           Forfeited                                   ---         ---             (141,388)        2.79
         Outstanding December 31, 1998             590,000           3.92         1,386,863         1.38
           Granted                                     ---         ---              521,000          .43
           Exercised                                   ---         ---               (3,875)         .38
           Forfeited                                   ---         ---             (613,952)        1.38
         Outstanding December 31, 1999             590,000           3.92         1,290,036          .95


     The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                                    OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                   ------------------------------------------------------ ----------------------------------
    RANGE OF                            AVERAGE             WEIGHTED                          WEIGHTED
 EXERCISE PRICE        NUMBER          REMAINING            AVERAGE           NUMBER           AVERAGE
                     OUTSTANDING     CONTRACT LIFE      EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
------------------ ---------------- ----------------- ------------------- -------------- -------------------
  $0.25 - 1.00          626,775           4.49              $ 0.47            440,465          $ 0.51
   $1.24 - 1.67         282,095           1.56              $ 1.26            274,415          $ 1.24
   $2.00 - 2.94         381,166           4.16              $ 2.25            203,564          $ 2.21
                   ----------------                                       --------------
                      1,290,036                                               918,444
                   ================                                       ==============

     The following table summarizes information concerning outstanding warrants at December 31, 1999:

                                           WARRANTS OUTSTANDING
                         ----------------------------------------------------------
                                                                      AVERAGE
                                                   NUMBER            REMAINING
                           EXERCISE PRICE        OUTSTANDING       CONTRACT LIFE
                         ------------------- -------------------- -----------------
                               $ 1.25               40,000              1.00
                               $ 2.28               75,000              1.00
                               $ 2.83              350,000              5.00
                               $ 5.75              125,000              1.00
                                             --------------------
                                                   590,000
                                             ====================

All warrants are exercisable at December 31, 1999.

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

     If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as well as the vesting provisions under the Stock Option Plan, the net loss from continuing operations for 1999 would have been $(1,932,000) or $(0.50) per basic and diluted share. For 1998 net loss from continuing operations for 1998 would have been $(2,021,000), or $(0.55) and $(0.55) per basic and diluted share, respectively. The weighted average fair value of the options granted during 1999 and 1998 is estimated at $0.15 and $0.69 per share, respectively. The average fair value of the warrants granted during 1998 is estimated at $.66.

     The options were valued on the date of grant using the Black-Scholes option pricing model with the following assumptions: volatility of 15% and 29% in 1999 and 1998, respectively; risk free interest rates of 5.3% and 5.2% for 1999 and 1998, respectively; expected terms of five years, and no dividend yield rate.

8.   COMMITMENTS AND CONTINGENCIES

     The Company leases certain equipment under capital leases expiring in various years through 2004. Future minimum payments under equipment leases are as follows:

         FISCAL YEAR
           2000                                                         $ 135,000
           2001                                                            95,000
           2002                                                            95,000
           2003                                                            94,000
           2004                                                            39,000
                                                                     -------------
         Total minimum future lease payments                            $ 458,000
            Less amount representing interest                             118,000
                                                                     -------------
         Present value of minimum lease payments                        $ 340,000
            Less current portion of capital lease obligations              90,000
                                                                     -------------
         Non-current portion of capital lease obligations               $ 250,000
                                                                     =============

     The Company leases office space under non-cancelable operating leases. The Company has required future minimum rental payments of $203,000, and $212,000 for the years ended December 31, 1999 and 2000 respectively.

     The Company subleases a facility in Springfield, Massachusetts from an entity, the same stockholders of which had owned Brimfield Precision, Inc. The lease agreement requires payments of $6,000 per month until December 2001.

9.   LEGAL PROCEEDINGS

     The Company is a party to one pending legal proceeding. This case was filed in the Chancery Court for the State of Tennessee in Davidson County on October 27, 1998. Plaintiff was an exclusive sales representative for Defendant, Springfield Surgical Instruments, Inc. f/k/a Brimfield Precision, Inc., for certain products in Defendant's Principle and Principle Advantage line of surgical instruments. Plaintiff claims the products were defective and sued Defendant for breach of contract, breach of express and implied warranties, negligent misrepresentation, fraud and violations of the Tennessee Consumer Protection Act. In January 2000, Plaintiff filed a Motion for Summary Judgment claiming the instruments sold by Defendant were defective and seeking to return the instruments in its possession and to obtain, in addition to other damages, a refund of the purchase price paid of $101,186.71. Defendant filed a motion opposing Plaintiff's Motion of Summary Judgment claiming, among other things, that the instruments were not defective. The judge denied Plaintiff's Motion, and the trial is currently scheduled for June 26, 2000. The Company is currently unable to determine (i) the ultimate outcome or resolution of this legal proceeding, (ii) whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or (iii) a reasonable estimate of the amount of loss, if any, that may result from resolution of this matter.

     In addition, the Company has received a notice of a claim pursuant to an employment agreement between Brimfield Precision, Inc. and an individual claiming that he is entitled to payment of $200,000 per year plus benefits for two years and eight months. While the outcome of this matter cannot be predicted with certainty, management expects it will not have a material adverse affect on the consolidated financial position or results of operations of the Company.

10.  RETIREMENT PLAN

     In 1996, the Company adopted the Image Guided Technologies, Inc. 401(k) Profit Sharing Plan covering substantially all employees of Image Guided Technologies, Inc. Employees may contribute up to 15% of compensation not to exceed Internal Revenue Service limits. In connection with the Brimfield Precision Inc. acquisition, the Company also has the Brimfield Precision, Inc. 401(k) Savings and Retirement Plan covering substantially all employees of Brimfield Precision, Inc. Employees may contribute from 2% to 15% of compensation not to exceed the Internal Revenue Service limits. The Company has not made a matching contribution for the Brimfield Precision, Inc. 401(k) Savings and Retirement Plan to date.

11.  DISCONTINUED OPERATIONS

     On September 24, 1998, the Company adopted a plan to sell the net assets of the general instrument and implant business units of its wholly owned subsidiary, Brimfield Precision, Inc. Management believes that the general instrument and implant business units represent a separate and major line of business. Accordingly, the consolidated financial statements of the Company have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units as a discontinued operation for the years ended December 31, 1999 and 1998. Net assets of the discontinued operations are carried at estimated net realizable value and are included in the accompanying balance sheet as an Investment in Discontinued Operations, net of liabilities to be assumed by the buyer. Such net assets consist primarily of accounts receivable, inventories and property, plant, and equipment. The original estimated loss on the disposal of the net assets was $4,411,000, consisting of an estimated loss on disposal of the business of $4,348,000 and a provision of $63,000 for anticipated operating losses until disposal.

     On March 30, 1999, BPI sold substantially all the assets of its general surgical instruments, orthopedic implants and orthopedic instrumentation business. The sales price was $5,931,000 in cash plus assumption of certain trade payables and accrued liabilities. The sale of such assets, as consummated, resulted in a loss on disposal of $3,743,000 compared to the originally estimated loss of $4,411,000 reflected in the 1998 statement of operations. The $668,000 reduction in the actual loss on disposal is reflected as a gain in the 1999 statement of operations.

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

                                                                   1999                          1998
                                                              ---------------               --------------
           REVENUE
           Optical localizers                                     $5,266,000                    $4,712,000
           Surgical instruments                                    1,166,000                     2,442,000
                                                              ---------------               --------------
           Total Revenue                                          $6,432,000                    $7,154,000
                                                              ===============               ==============

                                                                    1999                          1998
                                                              ---------------               --------------
           GROSS PROFIT
           Optical localizers                                     $2,840,000                    $2,300,000
           Surgical instruments                                     (258,000)                      459,000
                                                              ---------------               --------------
           Total Revenue                                          $2,582,000                    $2,759,000
                                                              ===============               ==============

                                    PART III


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.


                        DIRECTORS AND EXECUTIVE OFFICERS

DIRECTORS

     The Company currently has five Directors, one of whom was an officer and employee of the Company or its subsidiaries during 1999. The Directors are:

         Name & Age of Director               Principal Occupation During Past Five Years       Director Since
                                                        And Other Directorships
----------------------------------------  ---------------------------------------------------  -----------------
Paul L. Ray, 53                           Chief   Executive   Officer  and  Chairman  of  the        1992
                                          Company  since  January  1994;   President  of  the
                                          Company from January  1994  through  November  1995
                                          and since March 1998;  Chief  Financial  Officer of
                                          the Company since February 1999;  Managing  Partner
                                          and Director of Paradigm  Partners,  LLC, a venture
                                          investment   firm,   from  1992  to  January  1994;
                                          Chairman  of  the  Board  of  Commissioners  of the
                                          Colorado  Advanced   Technology   Institute,   from
                                          January   1998  to  June  1999;   Director  of  the
                                          University of Colorado Technology  Corporation from
                                          1995  to  February,  2000,  Vice  Chairman  of  the
                                          Governor's  Commission  of Science  and  Technology
                                          (State of Colorado).
----------------------------------------  ---------------------------------------------------  -----------------
Clifford F. Frith, 61                     General  Manager,  Filtration  and  Instrumentation        1994
                                          Global  Business  Unit,  a  fluid  separations  and
                                          control division of Osmonics,  Inc.; Vice President
                                          of American Business  Advisors,  Inc. from November
                                          1993 until January 1996;  President and Director of
                                          Boulder  Intertec,   Inc.,  a  business  management
                                          advising  service,  from June 1992 through December
                                          1996.
----------------------------------------  ---------------------------------------------------  -----------------
William G. Lyons, 44                      President of Brimfield  Precision,  Inc.  from 1987        1997
                                          until  December  1998;  Co-Founder  of  Mechtech of
                                          Western Massachusetts,  a non-profit apprenticeship
                                          and   training   organization;   Director   of  The
                                          Infinite Group, Inc.



         Name & Age of Director               Principal Occupation During Past Five Years       Director Since
                                                        And Other Directorships
----------------------------------------  ---------------------------------------------------  -----------------
Terry R. Knapp, M.D., 56                  Chairman and Chief  Executive  Officer,  PrivaComp,        1998
                                          Inc., an e-health company; from 1997-1999; C.E.O.
                                          and  Medical  Director  of  Conception  Technology,
                                          Inc., a woman's  healthcare company in the field of
                                          reproductive  medicine;  from  1995 to  1996  Chief
                                          Medical Officer of Collagen Corporation;  from 1992
                                          to 1995,  Chairman,  CEO and  Medical  Director  of
                                          LipoMatrix,  Inc., a breast implant  company;  from
                                          1975 to 1992 Dr. Knapp practiced plastic and
                                          reconstructive surgery.
----------------------------------------  ---------------------------------------------------  -----------------
Tibor L. Foldvari, Ph.D., 63              Senior Vice  President of  Physiometrix,  Inc. from        1999
                                          1997 to 1999;  Director,  Advanced  Technology  and
                                          Vice President,  Research and Development,  Johnson
                                          &  Johnson   Professional,   Inc.  and  Codman  and
                                          Shurtleff,   Inc.  from   1990-1997;   Director  of
                                          Corlogix Corporation since 1997.

EXECUTIVE OFFICERS

       The executive officers of the Company are as follows:


Paul L. Ray, age 53                      Chief  Executive  Officer and Chairman of the Company  since January 1994;
                                         President  of the Company from  January  1994  through  November  1995 and since March 1998;  Chief  Financial  Officer of the Company since February
                                         1999;  Managing Partner and Director of Paradigm Partners,  LLC, a venture investment  firm,  from 1992 to  January  1994;  Chairman  of the Board of
                                         Commissioners  of the Colorado  Advanced  Technology  Institute.  Director
                                         of  the  University  of  Colorado  Technology  Corporation  from  1995  to
                                         February,  2000;  Vice  Chairman of the  Governor's  Commission of Science
                                         and Technology (State of Colorado).

William J. O'Connor, DB.A., age 57       Vice  President  of  the  Company  and  Chief  Operating  Officer  of  the
                                         Boulder,  Colorado  operations  since  March  1998  and of all  operations since April 1999;  Treasurer  of the Company  since April 1999;  Executive
                                         Vice President and Chief Operating  Officer of Erbtec  Engineering,  Inc.,
                                         a division of Colorado MEDtech,  Inc., a medical  electronics OEM company, from  July  1995  through  February  1998;  Vice  President  of Sales  and
                                         Marketing,  Medgraphics,  Inc.,  from July 1994 through June 1995;  Senior
                                         Vice  President  of Sales and  Marketing,  Valleylab,  Inc., a division of
                                         Pfizer,   Inc.,  April  1989  through  June  1994;  Adjunct  Professor  of
                                         Marketing  and Strategy,  University  of Phoenix,  June 1994 through March
                                         1998; Director of the Company from November 1996 until May 1999.

Waldean A. Schulz, Ph.D, age 54          Vice  President of Technology  and Secretary of the Company since December
                                         1990;  founded  the  Company and served as its  President  from  inception until December 1990; Director of the Company 1990-1998.


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

     To the best of the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, its officers, directors and stockholders beneficially owning greater than ten percent of the Company's stock have complied with all Section 16(a) filing requirements applicable to transactions during 1999, except as follows: Dr. Foldvari inadvertently failed to timely file an initial statement of beneficial ownership on Form 3.


ITEM 10. EXECUTIVE COMPENSATION.


                       DIRECTOR AND EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

     Directors who are not employees of the Company are paid $1,000 for each Board meeting physically attended plus $500 annually for each Committee on which the director serves. Each outside director at the time was also granted a nonqualified stock option for shares of the Company's Common Stock in October 1999; Dr. Foldvari's option and Mr. Lyon's option are for 10,000 shares, Mr. Frith's option is for 20,000 shares, and Dr. Knapp's option is for 15,000 shares. Directors are also reimbursed for expenses incurred in attending Board of Committee meetings.

EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation earned for services rendered in all capacities to the Company by the Company's Chief Executive Officer and each of the other executive officers whose compensation from the Company exceeded $100,000 for such fiscal year (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  Long-term
                                                   Annual Compensation           Compensation
                                                   -------------------           ------------
                                                                                  Securities
                                                                                  Underlying       All Other
     Name and Principal                                                            Options       Compensation
          Position               Year      Salary ($)   Bonus ($)   Other ($)    Granted (#)          ($) (1)
                                 ----      ------       ---------   ---------    -----------    -------------
Paul L. Ray..........            1999          180,386           0        None         200,000              0
Chief Executive Officer,         1998          170,000           0        None         276,400              0
Chief Financial Officer,         1997          150,693           0        None          70,000          2,260
Chairman

William O'Connor.....            1999          140,198           0        None          35,000              0
Chief Operating Officer          1998          114,019           0        None        111,000(2)            0

Waldean Schulz.......            1999          100,000           0        None            17,500            0
Vice President, and              1998          100,000           0        None       41,680(3)              0
Secretary                        1997           95,530           0        None          20,000              0
----------------------------- ------------ ------------ ----------- ----------- --------------- ----------------

     (1)  Represents the matching contributions made to 401(k) plan account.

     (2) Does not include 100,000 shares underlying options that were cancelled December 14, 1998 in connection with the issuance of options for 100,000 shares of the Company's Common Stock.

     (3) These options were issued in connection with the cancellation of options for 41,680 shares on December 14, 1998.

OPTION GRANTS

     The following table contains information concerning stock options granted to the Named Executive Officers during the fiscal year ended December 31, 1999.

                      OPTION GRANTS IN THE LAST FISCAL YEAR

                                                            Individual Grants
                             --------------------------------------------------------------------------------
                                  Number of         Percent of Total
                                 Securities        Options Granted to
                                 Underlying           Employees in       Exercise or Base      Expiration
                 Name          Options Granted         Fiscal Year          Price/share           Date
                 ----          ---------------         -----------          -----------     -------------
Paul L. Ray.............            200,000               45.4%                $0.5600          2/24/2006
William O'Connor........             10,000                2.3%                $0.2500          7/21/2004
                                     25,000                5.7%                $0.4531         10/13/2004
Waldean Schulz..........              7,500                1.7%                $0.2500          7/21/2004
                                     10,000                2.3%                $0.4531         10/13/2004

OPTION EXERCISES AND HOLDINGS

     The following table sets forth information concerning option exercises and option holdings for the fiscal year ended December 31, 1999, with respect to the Named Executive Officers.


               AGGREGATE OPTIONS EXERCISED IN THE LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                                  Number of Shares
                                Number of                    Underlying Unexercised Options  Value of Unexercised, In-the-Money
                                 Shares                        Held At December 31, 1999       Options At December 31, 1999(1)
                                Acquired        Value        ------------------------------  ----------------------------------
            Name               On Exercise    Realized       Exercisable     Unexercisable      Exercisable     Unexercisable
            ----               -----------    --------       -----------     -------------      -----------     -------------
Paul L. Ray ..............        None           N/A            279,999        176,400            $6,375           $19,125
William O'Connor..........        None           N/A             67,904         78,096            $21,220          $23,702
Waldean Schultz...........        None           N/A             25,013         24,167              $0             $5,625

     (1) Based on the fair market value of the underlying shares of Common Stock of $0.6875 per share, the closing price per share on December 31, 1999, as reported on the over the Counter Bulletin Board, less the per share exercise price.

EMPLOYMENT AGREEMENTS

     Paul L. Ray, Chief Executive Officer, Chairman of the Board and President of the Company, has an employment agreement (the "Ray Agreement") with the Company that terminates on December 31, 2000, subject to a provision that will automatically extend the term of the agreement for an additional year. Mr. Ray's current annual salary is $195,000. Under the Ray Agreement, options granted prior to 1999 to Mr. Ray expire seven years from the date of grant and remain exercisable for a seven-year period regardless of whether Mr. Ray's employment with the Company terminates earlier. In the event of a Change in Control of the Company (as defined in the Ray Agreement), all options previously granted to Mr. Ray which remain unvested will vest immediately. If Mr. Ray's employment is terminated (i) upon his death, (ii) following a Change in Control, (iii) by the Company due to various described disability circumstances, (iv) by the Company without cause or (v) by Mr. Ray voluntarily upon the Company's default or unremedied Adverse Change in Duties (as defined in the Ray Agreement), then the Company will pay Mr. Ray severance pay equal to the product of the number of complete years of service times three times Mr. Ray's then current monthly salary (but not more than 20 times his monthly salary). Such severance pay may be made, at the Company's option, in one lump sum or in monthly installments, each equal to Mr. Ray's then current monthly salary. Mr. Ray may terminate his employment at any time upon at least thirty days written notice to the Company.

     William O'Connor, Vice President and Chief Operating Officer of the Company, has a one-year employment agreement with the Company which expires on February 28, 2000, subject to a provision that will automatically extend the term of the agreement until February 28, 2001 (the "O'Connor Agreement"). Mr. O'Connor's current annual salary is $145,000. The O'Connor Agreement provides for vesting of stock options and severance pay upon terms similar to the Ray Agreement, except the Company would pay O'Connor severance of $11,250 per month for one year. Mr. O'Connor may terminate his employment at any time upon at least thirty days written notice to the Company.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock as of December 31, 1999 by
(i) each director and director-nominee, (ii) each Named Executive Officer, (iii) each shareholder known by the Company to own beneficially five percent or more of the outstanding shares of Common Stock and (iv) all executive officers and directors of the Company as a group.


                     Name and Address of                         Number of Shares          Percentage of
                     Beneficial Owner(1)                         of Common Stock         Outstanding Common
                     -------------------                           Beneficially          Stock Beneficially
                                                                       Owned(2)                Owned
                                                                 -----------------       ------------------
Paul L. Ray(3).............................................            463,332                  10.7%

Ray L. Hauser, Ph.D.(4)....................................            299,676                   7.5%

Clifford F. Frith(5).......................................             45,081                   1.1%

William O'Connor(6)........................................             85,104                   2.1%

William G. Lyons(7)........................................            333,460                   8.3%

Tibor Foldvari(8)..........................................             10,000                    *




                     Name and Address of                         Number of Shares          Percentage of
                     Beneficial Owner(1)                         of Common Stock         Outstanding Common
                     -------------------                           Beneficially          Stock Beneficially
                                                                       Owned(2)                Owned
                                                                 -----------------       ------------------
Terry R. Knapp, M.D(9).....................................             34,750                    *

Waldean Schultz(10)........................................            209,038                   4.9%

John Pappajohn.............................................            232,820                   5.8%
2116 Financial Center
Des Moines, Iowa 50309

Equitable Investment Management Services, Inc. ............            208,685                   5.2%
5400 University Avenue
West Des Moines, IA 50266

Matthew Lyons..............................................            226,655                   5.7%
90 Brookdale Drive
Springfield, MA 01104

Imperial Bank(11)..........................................            250,000                   6.3%
225 Franklin Street, 29th Floor
Boston, MA 02110

Austin W. Marxe and David Greenhouse(12)...................            552,700                  13.8%
153 East 53rd Street
New York, NY 10022

All executive officers and directors.......................          1,170,007                  25.9%
as a group (7 persons)(15)

*Less than one percent.

(1) Unless otherwise noted, the address for each beneficial owner is c/o the Company, 5710-B Flatiron Parkway, Boulder, Colorado 80301.

(2) Except as indicated by footnote, and subject to community property laws where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of the Common Stock which may be acquired upon exercise of stock options and warrants which are currently exercisable or which become exercisable within 60 days of December 31, 1999, are deemed beneficially owned by the optionee and each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days of December 31, 1999, have been exercised.

(3) Includes 313,332 shares which Mr. Ray has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999. Does not include (i) 5,318 shares of Common Stock held by Paradigm Partners ("Paradigm"), a limited liability company of which Mr. Ray is a member, but not a manager, (ii) 10,000 shares Paradigm has a right to acquire upon exercise of stock options currently exercisable, and (iii) 14,070 shares of Common Stock held by Paradigm Capital Network, Ltd., a Colorado limited partnership of which Paradigm is the general partner.

(4) Includes 8,956 shares of Common Stock Dr. Hauser has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999, and excludes 2,560 shares of Common Stock owned by Dr. Hauser's wife of which Dr. Hauser disclaims beneficial ownership.

(5) Includes 41,206 shares of Common Stock Mr. Frith has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999.

(6) Includes 78,404 shares of Common Stock Mr. O'Connor has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999.

(7) Includes 17,750 shares of Common Stock Mr. Lyons has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999.

(8) Includes 10,000 shares of Common Stock Dr. Foldvari has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999.

(9) Includes 34,750 shares of Common Stock Dr. Knapp has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999.

(10) Includes 27,930 shares of Common Stock Mr. Schulz has a right to acquire upon exercise of stock options currently exercisable or exercisable within 60 days of December 31, 1999.

(11) Includes 250,000 shares of Common Stock which Imperial Bank has the right to acquire upon exercise of warrants currently exercisable.

(12) Includes 425,700 shares held by Special Situations Fund III, L.P. and 127,000 shares held by Special Situations Cayman Fund, L.P. The investment advisor of both funds is controlled by Mr. Marxe and Mr. Greenhouse. Mr. Marxe and Mr. Greenhouse have shared voting power and shared dispositive power over all such shares.

(13) Includes 523,372 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of December 31, 1999.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company subleases 13,821 square feet of a manufacturing facility in Springfield, Massachusetts from Blackstone Medical, Inc., a corporation controlled by Matthew Lyons. The lease agreement requires rental payments of approximately $5,000 per month and expires in December 2001. The Company also leases equipment and computer network and telephone services to Blackstone Medical on a month-to-month basis. Blackstone Medical, Inc. also purchased products from, and sold products to Springfield Surgical Instruments, Inc. ("SSI"), f/k/a Brimfield Precision, Inc. in the ordinary course of its business. In 1998 and 1999, the volume of such sales and purchases aggregated approximately $903,000 and $345,000, respectively. SSI no longer sells products to Blackstone, Medical, Inc. William G. Lyons owns an equity interest in, and was a director of, Blackstone Medical, Inc. William G. Lyons is an executive officer and is a director of the Company.

     Effective March 2, 1998, the Company entered into a one-year Consulting Agreement with A. C. Allen & Company, a company controlled by A. Clinton Allen, who was then a director of the Company, for advise regarding strategic planning issues. Pursuant to that agreement, the Company paid A. C. Allen & Company $4,000 per month until May 1999, at which time the agreement was terminated. Effective May 19, 1998, the Company issued to A.

C. Allen & Company a five-year warrant to purchase up to 75,000 shares of the Company's Common Stock at any time at $2.281 per share.

     William G. Lyons, the former President of BPI and currently a director of the Company, was under a one-year employment contract with BPI which expired on December 11, 1998. Mr. Lyon's annual salary was $150,000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits

Exhibit
 Number              Description of Document
--------             -----------------------
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

10.3 Strategic Alliance Agreement dated as of February 27, 1995, between the Company and Surgical Navigation Technologies, Inc. and letters regarding termination of such agreement (incorporated herein by reference to Exhibit 10.10 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-09103)). *

10.4      Equipment Lease Agreement between the Company and Machinery Systems,
          Inc., for a refurbished Zeiss Coordinate Measuring Machine
          (incorporated herein by reference to Exhibit 10.11 of the Company's
          Registration Statement on Form SB-2 (SEC File No. 333-09103)). *

10.5      Commercial Industrial Lease dated January 11, 1996, between the
          Company and Life Investors Company of America (incorporated herein by reference to Exhibit 10.12 of the Company's Registration Statement on Form SB-2 (SEC File No. 333-09103)). *

10.6      Amendment dated March 7, 1998 to the Commercial Industrial Lease dated
          January 11,1996, between the Company and Life Investors Insurance
          Company of America (incorporated herein by reference to Exhibit 10.10 of the Company's Form 10-QSB report filed May 12, 1998). *

10.7 Form of Representative's Warrants (incorporated herein by reference to Exhibit 10.20 of the Company's Registration Statement on Form SB-2
          (SEC File No. 333-09103)). *

10.8      Agreement of Purchase and Sale Among Image Guided Technologies, Inc.
          and Stockholders of Brimfield Precision, Inc. dated 11/25/97
          (incorporated herein by reference to Exhibit 2.1 of the Company's Form
          8-K report filed December 29, 1998). *

10.9      Amendment dated December 12, 1998 to Agreement of Purchase and Sale
          Among Image



          Guided Technologies, Inc. and Stockholders of Brimfield Precision,
          Inc. dated November 25, 1998 (incorporated herein by reference to Exhibit 2.2 of the Company's Form 8-K report filed December 29,
          1998).*

10.10     Loan Agreement between Image Guided Technologies, Inc. and Imperial
          Bank, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.3 of the Company's Form 8-K report filed December 29,
          1998).*

10.11     Subordinated Note from Image Guided Technologies, Inc. payable to
          Cruttenden Roth, dated December 12, 1998 (incorporated herein by reference to Exhibit 2.4 of the Company's Form 8-K report filed
          December 29, 1998). *

10.12     Warrant from Image Guided Technologies, Inc. to Imperial Bank, dated
          December 12, 1998 (incorporated herein by reference to Exhibit 2.5 of the Company's Form 8-K report filed December 29, 1998). *

10.13     Warrant from Image Guided Technologies, Inc. to Cruttenden Roth, dated
          December 12, 1998 (incorporated herein by reference to Exhibit 2.6 of the Company's Form 8-K report filed December 29, 1998). *

10.14     Warrant from Image Guided Technologies to Imperial Bank, dated 3/15/98
          (incorporated by reference to Exhibit 10.24 of the Company's Form
          10-KSB filed 4/14/98).*

10.15     Warrant from Image Guided Technologies to Imperial Bank, dated 3/31/98
          (incorporated by reference to Exhibit 10.25 of the Company's Form
          10-KSB filed 4/14/98).*

10.16     Bill Lyons Employment Agreement (incorporated by reference to Exhibit
          10.26 of the Company's Form 10-KSB filed 4/14/98).*

10.17 Springfield lease (incorporated by reference to Exhibit 10.27 of the Company's Form 10-KSB filed 4/14/98).*

10.18 Employment agreement between the Company and Robert E. Silligman, dated February 21, 1998 (incorporated by reference to Exhibit 10.29 of the Company's Form 10-KSB filed 4/14/98).*

10.19     Amended and Restated Loan Agreement dated 4/3/98 between Image Guided
          Technologies, Inc. and BankBoston, N.A. (incorporated by reference to
          Exhibit 10.30 of the Company's Form 10-KSB filed 4/14/98).*

10.20     Common Stock Purchase Warrant issued to A.C. Allen & Company
          (incorporated herein by reference to Exhibit 10.31 if the Company's
          Form 10-QSB filed 8/14/98).*

10.21     Consulting Agreement between Image Guided Technologies, Inc. and A.C.
          Allen & Company (incorporated herein by reference to Exhibit 10.32 of the Company's Form 10-QSB filed 8/14/98).*

10.22     Employment Agreement dated 12/15/98 between the Company and Jeffrey J.
          Hiller. (incorporated by reference to Exhibit 10.30 to the Company's
          Form 10-KSB filed 4/14/99).*

10.23     Employment Agreement dated 1/1/99 between the Company and Paul L. Ray.
          (incorporated by reference to Exhibit 10.31 to the Company's Form
          10-KSB filed 4/14/99).*



10.24     Asset Purchase Agreement among Brimfield Acquisition Corp. and
          Brimfield Precision, Inc. and Image Guided Technologies (incorporated herein by reference to Exhibit 2.1 of the Company's Form 8-K filed
          4/14/99).*

10.25     Employee Stock Purchase Plan (incorporated herein by reference to the
          Appendix of the Company's proxy materials filed 4/23/98).*

10.26     Daniel Hannify Employment Agreement (incorporated by reference to
          Exhibit 2.36 of the Company's Form 10-QSB filed May 24, 1999).*

10.27 William O'Connor Employment Agreement dated 3/1/98 (incorporated by reference to Exhibit 10.32 of the Company's Form 10-QSB filed August
          13, 1999).*

10.28     Stock Option Agreement for Paul L. Ray (incorporated by reference to
          Exhibit 10.35 of the Company's Form 10-QSB filed August 13, 1999).*

10.29 Second Amended and Restated Loan Agreement, dated as of April 3, 1998, with Silicon Valley Financial Services (incorporated by reference to
          Exhibit 10.36 of the Company's Form 10-QSB filed August 13, 1999).*

10.30     Modification to Second Amended and Restated Loan Agreement with
          Silicon Valley Financial Services dated July, 1999 (incorporated by reference to Exhibit 10.37 of the Company's Form 10-QSB filed August
          13, 1999).*

10.31     Definitive Agreement between Snap-on Technologies, Inc. and Image
          Guided Technologies, Inc.

10.32     Executive Compensation Policy

21.0 Subsidiaries of the Company (incorporated by reference to Exhibit 21.0 to the Company's Form 10-KSB filed 4/14/99).*

23.1      Consent of Independent Accountants.

27.1      Financial Data Schedule.

-------------------------------
* Incorporated herein by reference.

(b)  Form 8-K Reports

     None.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IMAGE GUIDED TECHNOLOGIES, INC.


Date: March 27, 2000          By: /s/ Paul L. Ray
                                 ---------------------------------
                              Paul L. Ray
                              Chairman of the Board, President and
                              Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2000          /s/ Paul L. Ray
                              ---------------------------------
                              Paul L. Ray
                              Chairman of the Board, President, Chief
                              Executive Officer and Chief Financial Officer



Date: March 27, 2000          /s/ Francis E. Lefler
                              Francis E. Lefler
                              ---------------------------------
                              Principal Accounting Officer


Date: March 27, 2000          /s/ Terry Knapp
                              ---------------------------------
                              Terry Knapp
                              Director


Date: March 27, 2000          /s/ Clifford Frith
                              ---------------------------------
                              Clifford Frith
                              Director


Date: March 27, 2000          /s/ William Lyons
                              ---------------------------------
                              William Lyons
                              Director


Date: March 27, 2000          /s/ Tibor Foldvari
                              ---------------------------------
                              Tibor Foldvari
                              Director