Form 10QSB
period 2000-03-31
IMAGE GUIDED TECHNOLOGIES INC
filed 2000-05-05
CIK 1019656

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D. C.

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended March 31, 2000

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











Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of May 3, 2000 was 4,065,278.

Transitional Small Business Disclosure Format (check one)   Yes [ ]  No [X]

                            IMAGE GUIDED TECHNOLOGIES

                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

Part I   Financial Information                                                                   PAGE
         Item 1.           Balance Sheets as of March 31, 2000 and December 31, 1999                3

                           Statements of Operations for the three months ended
                              March 31, 2000 and 1999                                               4

                           Statements of Cash Flows for the three months ended
                              March 31, 2000 and 1999                                               5

                           Notes to Consolidated Financial Statements                               6

         Item 2.           Management's Discussion and Analysis of Financial Condition
                              and Results of Operations                                             8


Part II  Other Information and Signatures                                                          12

                         IMAGE GUIDED TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                        March 31,       December 31,
                                                                                          2000              1999
                                                                                     -------------     -------------
                                                                                       (Unaudited)
                                                 ASSETS

Current assets:
 Cash and cash equivalents                                                           $     16,000      $     13,000
 Accounts receivable, net of allowance for doubtful
  accounts of $72,000 and $80,000, respectively                                           736,000           508,000
 Inventories, net                                                                           4,000           832,000
 Other current assets                                                                      73,000           101,000
                                                                                     -------------     -------------
  Total current assets                                                                  1,639,000         1,454,000

Property and equipment, net of accumulated depreciation of
 $905,000 and $847,000 respectively                                                       610,000           643,000
Goodwill, net of accumulated amortization of $67,000 and
 $60,000, respectively                                                                    514,000           521,000
Other assets                                                                              212,000           213,000
                                                                                     -------------     -------------
    Total assets                                                                     $  2,975,000      $  2,831,000
                                                                                     -------------     -------------
                                                                                     -------------     -------------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                                    $  1,044,000      $    914,000
 Accrued liabilities                                                                      349,000           482,000
 Unearned revenue                                                                         164,000                 0
 Line of credit                                                                           163,000            42,000
 Current portion of capital lease obligations                                              87,000            87,000
 Notes payable                                                                            500,000           500,000
                                                                                     -------------     -------------
  Total current liabilities                                                             2,307,000         2,025,000

Capital lease obligations                                                                 232,000           253,000
                                                                                     -------------     -------------

    Total liabilities                                                                   2,539,000         2,278,000
                                                                                     -------------     -------------

Shareholders' equity:
 Common stock, no par value, 10,000,000 shares authorized;
    4,061,945 shares issued and outstanding                                            10,527,000        10,527,000
 Accumulated deficit                                                                  (10,091,000)       (9,974,000)
                                                                                     -------------     -------------
  Total shareholders' equity                                                              436,000           553,000
                                                                                     -------------     -------------

    Total liabilities and shareholders' equity                                       $  2,975,000      $  2,831,000
                                                                                     -------------     -------------
                                                                                     -------------     -------------


          The accompanying notes are an integral part of these balance sheets.

                     IMAGE GUIDED TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31
                             (Unaudited)

                                                                          2000             1999
                                                                   -----------      -----------
Revenue                                                           $  1,777,000     $  1,854,000
Cost of goods sold                                                   1,053,000        1,031,000
                                                                   -----------      -----------
 Gross profit                                                          724,000          823,000
                                                                   -----------      -----------

Operating expenses:
 Research and development                                              321,000          345,000
 Selling and marketing                                                 128,000          307,000
 General and administrative                                            335,000          531,000
                                                                   -----------      -----------
  Total operating expenses                                             784,000        1,183,000
                                                                   -----------      -----------

Operating loss                                                         (60,000)        (360,000)

Other expense                                                          (57,000)        (134,000)
                                                                   -----------      -----------

Loss from continuing operations before taxes                          (117,000)        (494,000)

Income taxes                                                            --               --

Discontinued operations:
 Income from discontinued operations                                    --              162,000
 Gain on disposal                                                       --              668,000
                                                                   -----------      -----------

Net income (loss)                                                 $   (117,000)    $    336,000
                                                                   -----------      -----------
                                                                   -----------      -----------

Earnings (loss) per share (basic and diluted):
 Continuing operations                                            $      (0.03)    $      (0.13)
                                                                   -----------      -----------
                                                                   -----------      -----------
 Discontinued operations                                          $     --         $       0.22
                                                                   -----------      -----------
                                                                   -----------      -----------
 Net income (loss)                                                $      (0.03)    $       0.09
                                                                   -----------      -----------
                                                                   -----------      -----------

Weighted average common shares outstanding (basic and diluted)       4,061,945        3,705,222
                                                                   -----------      -----------
                                                                   -----------      -----------



   The accompanying notes are an integral part of these financial statements.

                          IMAGE GUIDED TECHNOLOGIES, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31
                                    (Unaudited)

                                                                  2000            1999
                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $   (117,000)    $    336,000
Net income, (loss) from discontinued operations                     --            830,000
                                                             -----------      -----------
Loss from continuing operations                                 (117,000)        (494,000)
Adjustments to reconcile loss from continuing operations
  to net cash used in continuing operating activities:
    Depreciation and amortization                                 66,000           53,000
    Provision for inventory obsolescence                          10,000             --
    Provision for doubtful accounts                               (8,000)           7,000
    Changes in operating assets and liabilities:
      Accounts receivable                                       (220,000)        (119,000)
      Inventories                                                  8,000            2,000
      Other assets                                                29,000          (33,000)
      Accounts payable                                           129,000          312,000
      Accrued liabilities                                       (132,000)         (26,000)
      Unearned revenue                                           164,000             --
                                                             -----------      -----------
        Net cash used in continuing operating activities         (71,000)        (298,000)
                                                             -----------      -----------
        Net cash provided by discontinued operations                --            162,000
                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases  of property and equipment                           (25,000)         (40,000)
  Proceeds from sale of discontinued operations                     --          5,931,000
                                                             -----------      -----------
        Net cash provided by investing activities                (25,000)       5,891,000
                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Pay off of revolving loan                                      121,000       (1,936,000)
  Pay off of capital lease obligations                           (22,000)      (1,304,000)
  Pay off of notes payable                                          --         (2,486,000)
                                                             -----------      -----------
        Net cash used in financing activities                     99,000       (5,726,000)
                                                             -----------      -----------

Net increase (decrease) in cash and cash equivalents               3,000           29,000
CASH AND CASH EQUIVALENTS, beginning of period                    13,000           23,000
                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, end of period                    $     16,000     $     52,000
                                                             -----------      -----------
                                                             -----------      -----------

Supplemental Cash Flow Disclosures:

  Interest paid                                             $     57,000     $    153,000

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Springfield Surgical Instruments, Inc. (Springfield), f/k/a Brimfield Precision, Inc. The consolidated financial statements have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of Springfield as discontinued operations for the three months ended March 31, 1999 and twelve months ended December 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2000 and its results of operations and cash flows for the three-month period then ended. The unaudited financial statements should be read with the complete financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

NOTE 2--SALE OF BRIMFIELD PRECISION INC.'S BUSINESSES

On March 30, 1999, the Company sold substantially all the assets of its general surgical instruments, orthopedic implants and orthopedic instrumentation business located at Brimfield, Massachusetts. The sales price was $6,158,000 in cash plus assumption of certain trade payables and accrued liabilities totaling $449,000.

The funds received from the net asset sale were used to pay off amounts outstanding under equipment leases and the Company's term loan with BankBoston and to pay down the Company's revolving loan with BankBoston.

NOTE 3--LINE OF CREDIT

On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services ("Silicon"), a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at the rates of 90% and decreasing to 75% of the face amount of the receivables. Under the facility, the Company will repurchase from Silicon any uncollected receivables which are over 90 days old from the date of the invoice and pay Silicon a finance charge equal to 2% per month of the face amount of all purchased receivables and an administrative fee of 1.5% of the face amount of each purchased receivable. Silicon has no obligation to purchase any receivable under the facility and in no event shall the aggregate amount of all purchased receivables outstanding exceed $650,000. As of March 31, 2000, the balance of the Company's accounts receivable that had been purchased by Silicon was approximately $163,000.

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

The Company does not have a significant amount of inter-segment revenue and evaluates segment performance based upon revenue and gross profit. The combined segments gross profit equals consolidated gross profit. The Company does not allocate research and product development costs, selling and marketing, general and administrative expenses, other income and expense or income taxes to the two segments. The revenue and gross profit by segment for the first three months of the year are as follows.

                                                                      2000                 1999
                                                               -----------------    -----------------
Revenue:        Optical localizers                           $        1,399,000   $        1,480,000
                Surgical instruments                                    378,000              374,000
                                                               -----------------    -----------------
                    Total revenue                            $        1,777,000   $        1,854,000
                                                               -----------------    -----------------
                                                               -----------------    -----------------

Gross profit:   Optical localizers                           $          721,000   $          800,000
                Surgical instruments                                      3,000               23,000
                                                               -----------------    -----------------
                    Total gross profit                       $          724,000   $          823,000
                                                               -----------------    -----------------
                                                               -----------------    -----------------

NOTE 5-CONTINGENCIES

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

NOTE 6-DEFAULT ON NOTE PAYABLE

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUE. Revenue decreased $77,000 or 4.2% from $1,854,000 in the first quarter 1999 to $1,777,000 in the first quarter 2000. The decrease is due to a decrease in the sales of optical localizers.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin decreased from 44.4% in the first quarter 1999 to 40.7% in the first quarter 2000. This decrease is due to higher production costs associated with the implementation of revised production methods for new products for both optical localizers and surgical instruments.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $24,000 or 7% from $345,000 in the first quarter 1999 to $321,000 in the first quarter 2000. Higher spending for research and development is projected to occur during later quarters of 2000 as new product developmental programs enter the tooling and certification phase.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $179,000 or 58% from $307,000 in the first quarter 1999 to $128,000 in the first quarter 2000. The decrease is due to the reduction of the sales force by two individuals at the end of January 2000. The sales function is now directly administered by the Company's senior executives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $196,000 or 37% from $531,000 in the first quarter 1999 to $335,000 in the first quarter 2000. The decrease is due to a continuing reduction in the number of personnel utilized to support this functional area, severance costs in the first quarter of 1999 for a former officer, and higher spending for legal fees in 1999.

OTHER EXPENSE. Other expense decreased $77,000 or 57% from $134,000 in the first quarter 1999 compared to $57,000 for the first quarter 2000 due primarily to a reduction in interest expense required to support on-going operations.

DISCONTINUED OPERATIONS. Income from discontinued operations in 1999 represents the results of operations of the general surgical instruments, orthopedic implants and orthopedic instrumentation business which the Company sold in March, 1999. The gain on disposal of assets represents a gain recognized in the first quarter of 1999 due to a change in the estimated sale price primarily due to the valuation of net assets sold and the costs associated with finalizing the sale.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital deficit increased approximately $100,000 during the first quarter, 2000 from $571,000 at the end of 1999 to $668,000 at the end of March, 2000. For the quarter, significant items utilizing cash were funding the net loss ($117,000), supporting an increase in accounts receivable ($220,000) and reducing accrued liabilities ($132,000). Significant items providing cash were an increase in accounts payable ($129,000), the receipt of a customer prepayment ($164,000), and increased usage of accounts receivable factoring ($121,000). The Company needs cash to fund operations, pay its obligations to suppliers and for other corporate purposes.

The customer prepayment referred to above arose in February, 2000 when a customer made a partial prepayment on an order in the amount of $250,000. IGT agreed to pay interest on the prepayment at the rate of 10% per annum until the product is shipped and, in the event of default, such customer will be granted an exclusive royalty-free license to certain of the Company's patents and patent applications until the product has been shipped or the prepayment repaid.

FORWARD-LOOKING STATEMENTS

The Company may, in discussions of its future plans, objectives and expected performance in periodic reports filed by the Company with the Securities and Exchange Commission (or documents incorporated by reference therein) and in written and oral presentations made by the Company, include projections or other forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 or Section 21E of the Securities Exchange Act of 1934, as amended. Such projections and forward-looking statements are based on assumptions, which the Company believes are reasonable, but are by their nature inherently uncertain. In all cases, there can be no assurance that such assumptions will prove correct or that projected events will occur, and actual results could differ materially from those projected. Some of the important factors that could cause actual results to differ from any such projections or other forward-looking statements follow.

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION

LOSS DURING 1999 AND 2000; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost $1,718,000 from continuing operations in 1999 and $117,000 in the first quarter 2000. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels which are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, by changes in product mix sold, by increases in the costs of the components and subassemblies acquired by the Company from vendors, and by availability of such component and subassemblies from vendors.

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

DEPENDENCE ON FEW CUSTOMERS. The Company realizes a majority of its revenues by sales to relatively few customers. None of these customers has entered into any long term minimum purchase agreements with the Company. The loss of, or substantial diminution of purchases from the Company by any of these customers could have a material adverse effect on the Company.

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

INTELLECTUAl PROPERTY RIGHTS. The Company does not have patents which directly cover its FlashPoint or Pixsys optical localizers. The Company primarily relies on a combination of trade secret and copyright laws, together with nondisclosure agreements to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for the Company's intellectual property rights, that disputes with respect to ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software, duplicate the Company's products or software or that third parties will not assert intellectual property infringement claims against the Company. Moreover, there can be no assurance that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

A patent granted to St. Louis University ("SLU Patent"), and subsequently licensed to a company acquired by Sofamor Danek, one of the Company's major customers, covers, in general, a particular technique for determining the position of a surgical probe within a patient's body on a historical image of that body. Sofamar Danek has sued BrainLab GmbH for infringement of this patent. The Company's documents have been subpoenaed and Waldean Schulz, Vice President-Technology of the Company, has had his deposition taken in connection with such lawsuit. In 1995, the Company assigned to St. Louis University all right, title and interest it had in the SLU Patent. There can be no assurance that Sofamor Danek may not challenge the Company's ownership of certain of its patents based on such assignment. The Company is not in a position to evaluate what effect this lawsuit, or any further lawsuits, will have on its customers or whether it will become a defendant in any lawsuit involving this patent or any of the Company's patents.

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

REGULATION BY THE FDA. Noncompliance with applicable requirements of FDA can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for medical devices, withdrawal of marketing approvals and criminal prosecution. The FDA also has the authority to request repair, replacement or refund of the cost of any medical device. In addition, international sales of medical devices are subject to foreign regulatory requirements, which vary from country to country.

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

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. See NOTE 6-DEFAULT ON NOTE PAYABLE.

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit No.                            Title
                  -----------                            ------

                      27                        Financial Data Schedule

         (b)      Reports on Form 8-K

                  None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Image Guided Technologies, Inc.

/s/  Paul L. Ray                                           Date:  May 5, 2000
-------------------------------------------
Paul L. Ray
President, Chief Executive Officer and
Chief Financial Officer


/s/  Francis E. Lefler                                     Date:  May 5, 2000
-------------------------------------------
Francis E. Lefler
Principal Accounting Officer