Form 10-Q
period 2000-06-30
IMAGE GUIDED TECHNOLOGIES INC
filed 2000-08-14
CIK 1019656

                    U. S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON D. C.

                                   FORM 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the quarter ended June 30, 2000

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



Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of June 30, 2000 was 4,335,314.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                         IMAGE GUIDED TECHNOLOGIES, INC.

                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

Part I   Financial Information                                                            Page
                                                                                          ----

         Item 1.   Balance Sheets as of June 30, 2000 and December 31, 1999                 3

                   Statements of Operations for the three and six months ended
                      June 30, 2000 and 1999                                                4

                   Statements of Cash Flows for the six months ended
                      June 30, 2000 and 1999                                                5

                   Notes to Financial Statements                                            6

         Item 2.   Management's Discussion and Analysis of Financial Condition
                   And Results of Operations                                                8


Part II  Other Information and Signatures                                                  12


                              IMAGE GUIDED TECHNOLOGIES, INC.
                               CONSOLIDATED BALANCE SHEETS

                                                            June 30,          December 31,
                                                              2000                1999
                                                           ------------       ------------
                                                            (Unaudited)
                               ASSETS

Current assets:
  Cash and cash equivalents                                $    38,000        $    13,000
  Accounts receivable, net of allowance
    for doubtful accounts of $72,000 and
    $98,000, respectively                                      493,000            466,000
  Inventories, net                                             804,000            832,000
  Other current assets                                          89,000            101,000
                                                           ------------       ------------
    Total current assets                                     1,424,000          1,412,000

Property and equipment, net of accumulated
  depreciation of $960,000 and $847,000,
  respectively                                                 563,000            643,000
Goodwill, net of accumulated amortization of
  $74,000 and $60,000, respectively                            507,000            521,000
Patents and Trademarks net of accumulated amortization
  $29,000 and $25,000, respectively                            122,000             81,000
Other assets                                                   117,000            132,000
                                                           ------------       ------------
    Total assets                                           $ 2,733,000        $ 2,789,000
                                                           ============       ============


         LIABILITIES, REDEEMABLE PREFERRED STOCK, AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $   959,000        $   914,000
  Accrued liabilities                                          348,000            482,000
  Current portion of capital lease obligations                  74,000             87,000
  Current portion of notes payable                             500,000            500,000
                                                           ------------       ------------
    Total current liabilities                                1,881,000          1,983,000

Capital lease obligations                                      220,000            253,000
                                                           ------------       ------------
    Total liabilities                                      $ 2,101,000        $ 2,236,000
                                                           ------------       ------------

Redeemable Preferred Stock, no par stock,
  2,416,668 shares authorized; 383,142 issued
  and outstanding                                              300,000                 --

Shareholders' equity:
  Common stock, no par value, 10,000,000
    shares authorized; 4,335,314 and 4,061,945
    shares issued and outstanding; respectively             10,709,000         10,527,000
  Accumulated deficit                                      (10,377,000)        (9,974,000)
                                                           ------------       ------------
    Total shareholders' equity                             $   332,000        $   553,000
                                                           ------------       ------------
      Total liabilities, redeemable preferred stock,
        and shareholders' equity                           $ 2,733,000        $ 2,789,000
                                                           ============       ============

     The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30
                                   (Unaudited)

                                                          Three Months ended June 30                 Six Months ended June 30
                                                       --------------------------------          --------------------------------
                                                          2000                 1999                 2000                 1999
                                                       -----------          -----------          -----------          -----------
Revenue                                                $ 1,559,000          $ 1,338,000          $ 3,336,000          $ 3,192,000
Cost of goods sold                                       1,028,000              862,000            2,081,000            1,893,000
                                                       -----------          -----------          -----------          -----------
    Gross profit                                           531,000              476,000            1,255,000            1,299,000
                                                       -----------          -----------          -----------          -----------

Operating expenses:
    Research and development                               312,000              357,000              633,000              702,000
    Selling and marketing                                   98,000              306,000              226,000              613,000
    General and administrative                             359,000              510,000              694,000            1,041,000
                                                       -----------          -----------          -----------          -----------
      Total operating expenses                             769,000            1,173,000            1,553,000            2,356,000
                                                       -----------          -----------          -----------          -----------

Operating loss                                            (238,000)            (697,000)            (298,000)          (1,057,000)

Other expense                                              (48,000)             (77,000)            (105,000)            (211,000)
                                                       -----------          -----------          -----------          -----------
Loss from continuing operations                           (286,000)            (774,000)            (403,000)          (1,268,000)

Discontinued operations:
    Income-discontinued operations                              --                   --                   --              162,000
    Gain on disposal-discontinued operations                    --                   --                   --              668,000
                                                       -----------          -----------          -----------          -----------
Net Loss                                               $  (286,000)         $  (774,000)         $  (403,000)         $  (438,000)
                                                       ===========          ===========          ===========          ===========
Earnings (loss) per share (basic and diluted):
    Continuing operations                              $     (0.07)         $     (0.20)         $     (0.10)         $     (0.34)
                                                       ===========          ===========          ===========          ===========
    Discontinued operations                            $        --          $        --          $        --          $      0.22
                                                       ===========          ===========          ===========          ===========
    Net loss                                           $     (0.07)         $     (0.20)         $     (0.10)         $     (0.12)
                                                       ===========          ===========          ===========          ===========
Weighted average common shares
    outstanding (basic and diluted)                      4,231,458            3,803,020            4,146,702            3,754,121
                                                       ===========          ===========          ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                              IMAGE GUIDED TECHNOLOGIES, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE SIX MONTHS ENDED JUNE 30
                                        (Unaudited)

                                                              2000                1999
                                                           ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   $  (403,000)       $   (438,000)
Net income from discontinued operations                             --             830,000
                                                           ------------       ------------
Loss from continuing operations                            $  (403,000)       $ (1,268,000)
Adjustments to reconcile net loss from continuing
  operations to net cash provided by (used in)
  operating activities:
    Depreciation and amortization                              130,000             143,000
    Provision for inventory obsolescence                        27,000              42,000
    Provision for doubtful accounts                             (8,000)             14,000
    Changes in operating assets and liabilities:
      Accounts receivable                                       23,000             760,000
      Inventories                                                1,000             (24,000)
      Other assets                                              27,000              49,000
      Accounts payable                                          46,000             462,000
      Accrued liabilities                                     (135,000)             (3,000)
Net cash provided by discontinued operations                        --             162,000
                                                           ------------       ------------
    Net cash provided by (used in) operating
      activities                                           $  (292,000)       $    337,000
                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (31,000)           (202,000)
  Investment in patents & trademarks                           (45,000)             (9,000)
  Proceeds from sale of discontinued operations                     --           5,931,000
                                                           ------------       ------------
        Net cash provided by (used in) investing
          activities                                       $   (76,000)       $  5,720,000
                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales/lease back arrangements                       --             325,000
  Proceeds from sale of common stock, option exercise          182,000              19,000
  Proceeds from sale of preferred stock                        300,000                  --
  Principal payments on term loans                                  --          (2,499,000)
  Payments on line of credit                                   (42,000)         (2,524,000)
  Payments on capital lease obligations                        (47,000)         (1,317,000)
                                                           ------------       ------------
        Net cash provided by (used in) financing
          activities                                       $   393,000        $ (5,996,000)
                                                           ------------       ------------
Net increase in cash and cash equivalents                       25,000              61,000
CASH AND CASH EQUIVALENTS, beginning of period                  13,000              23,000
                                                           ------------       ------------
CASH AND CASH EQUIVALENTS, end of period                   $    38,000        $     84,000
                                                           ============       ============

Supplemental Cash Flow Disclosures:
  Interest Paid                                            $   105,000        $    210,000
  Equipment acquired under capital lease                   $        --        $    325,000


     The accompanying notes are an integral part of these financial statements.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



NOTE 1--BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Springfield Surgical Instruments, Inc. (Springfield), f/k/a Brimfield Precision, Inc. The consolidated financial statements have been adjusted and restated to reflect the results of operations and net assets of the general instrument and implant business units of Springfield as discontinued operations for the six months ended June 30, 1999 and twelve months ended December 31, 1999. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting of normal recurring items) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2000, its results of operations for the three and six month periods then ended and cash flow for the six months period ended June 30. The unaudited financial statements should be read with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999 previously filed with the Securities and Exchange Commission.

NOTE 2--SALE OF BRIMFIELD PRECISION INC.'S BUSINESSES (DISCONTINUED OPERATIONS)

On March 30, 1999, Springfield sold substantially all the assets of its general surgical instruments, orthopedic implants and orthopedic instrumentation business located at Brimfield, Massachusetts. Total consideration from the sale was $6,158,000 in cash plus assumption by the purchaser of certain trade payables and accrued liabilities totaling $449,000.

The funds received from the asset sale were used to pay-off amounts outstanding under equipment leases and the Company's term loan with BankBoston and to pay down the Company's revolving loan with BankBoston.

NOTE 3--LINE OF CREDIT

On April 9, 1999, BankBoston assigned its loan to Silicon Valley Financial Services ("Silicon"), a division of Silicon Valley Bank. After the assignment, Silicon and the Company amended and restated the loan to provide for a loan facility under which Silicon would purchase certain of the Company's receivables, initially at the rates of 90% and decreasing to 75% of the face amount of the receivables. Under the facility, the Company will repurchase from Silicon any uncollected receivables which are over 90 days old from the date of the invoice and pay Silicon a finance charge equal to 2% per month on the face amount of all purchased receivables and an administrative fee of 1.5% of the face amount of each purchased receivable. Silicon has no obligation to purchase any receivable under the facility and in no event shall the aggregate amount of all purchased receivables outstanding exceed $650,000. As of June 30, 2000, the balance of the company's accounts receivable that had been purchased by Silicon was approximately $151,000.

NOTE 4--SEGMENT INFORMATION

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

The Company does not have any intersegment revenue and evaluates segment performance based upon revenue and gross profit. The combined segment gross profit equals consolidated gross profit. The Company does not allocate research and product development costs, selling and marketing costs, general and administrative expenses, other income and expense or income taxes to the two segments. The revenue and gross profit by segment for the first six months of the year are as follows.

                                                2000                 1999
                                             -----------         -----------
Revenue:       Optical localizers            $ 2,621,000         $ 2,583,000
               Surgical instruments              715,000             609,000
                                             -----------         -----------
                  Total revenue              $ 3,336,000         $ 3,192,000
                                             ===========         ===========

Gross profit:  Optical localizers            $ 1,318,000         $ 1,344,000
               Surgical instruments              (63,000)            (45,000)
                                             -----------         -----------
                  Total gross profit         $ 1,255,000         $ 1,299,000
                                             ===========         ===========


NOTE 5--CONTINGENCIES

The Company is a party to one pending legal proceeding. This case was filed in the Chancery Court for the State of Tennessee in Davidson County on October 27, 1998. Plaintiff was an exclusive sales representative for Defendant, Springfield Surgical Instruments, Inc. f/k/a Brimfield Precision, Inc., for certain products in Defendant's Principle and Principle Advantage line of surgical instruments. Plaintiff claims the products were defective and sued Defendant for breach of contract, breach of express and implied warranties, negligent misrepresentation, fraud and violations of the Tennessee Consumer Protection Act. In January 2000, Plaintiff filed a motion for summary judgment claiming the instruments sold by Defendant were defective and seeking to return the instruments in its possession and to obtain, in addition to other damages, a refund of the purchase price paid of $101,187. Defendant filed pleadings opposing Plaintiff's motion for summary judgment claiming, among other things, that the instruments were not defective. The judge denied Plaintiff's motion, and Company expects the case to be tried in the fall of 2000. The Company is currently unable to determine the ultimate outcome or resolution of this legal proceeding, whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or a reasonable estimate of the amount of loss, if any, that may result from resolution of this matter.

In addition, the Company has received a notice of a claim pursuant to an employment agreement between Brimfield Precision, Inc. and an individual claiming that he is entitled to payment of $200,000 per year plus benefits for two years and eight months. While the outcome of this matter cannot be predicted with certainty, management expects it will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

NOTE 6--DEFAULT ON NOTE PAYABLE

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

NOTE 7--ISSUANCE OF PREFERRED STOCK

On June 1, 2000, the Company signed an Agreement and Plan of Merger with Stryker Corporation, pursuant to which the Company will become a wholly owned subsidiary of Stryker. In conjunction with the signing of the Agreement and Plan of Merger, Stryker purchased 383,142 shares of a newly issued series of preferred stock from the Company for $300,000, or $0.783 per share. The preferred stock is convertible into the Company common stock on a share-for-share basis at any time after the earliest of December 31, 2000, the date holders of record of the Company common stock are given notice of certain proposed transactions or the date the Company sends a notice of redemption to the holders of the preferred stock. In the event of a change in control of the Company other than the plan of merger, Stryker has the option to redeem its shares for cash. The conversion formula is subject to customary anti-dilution adjustments. The Company may elect to redeem the preferred stock at any time at a redemption price of $0.783 per share. The transaction was entered into to provide funding for the Company's continued operation pending the closing of the merger. If the merger is consummated, the preferred stock will be canceled and retired without payment of any consideration and will cease to exist.

                         IMAGE GUIDED TECHNOLOGIES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

REVENUE. Revenue increased $221,000 or 16.5% from $1,338,000 in the second quarter, 1999 to $1,559,000 in the second quarter, 2000. The increase is due to higher optical localizer business from existing and new customers primarily related to an increase in sales of wireless systems and systems to the industrial market and to an increase in minimally invasive surgical instruments sales.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin decreased from 35.6% in the second quarter, 1999 to 34.1% in the second quarter, 2000. This decrease is due to higher production costs associated with the implementation of revised production methods required for new products for both optical localizers and surgical instruments.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $45,000 or 12.6% from $357,000 in the second quarter, 1999 to $312,000 in the second quarter, 2000. Higher spending for research and development is projected to occur during the later quarters of 2000 as new product development programs enter the tooling and certification phase.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $208,000 or 68.0% from $306,000 in the second quarter, 1999 to $98,000 in the second quarter, 2000. This decrease is due to the reduction of the sales force by two individuals at the end of January 2000. The sales function is now directly administered by the Company's senior executives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $151,000 or 29.6% from $510,000 in the second quarter, 1999 to $359,000 in the second quarter, 2000. This decrease is due a continuing reduction in the number of personnel supporting this function and higher spending for legal fees in 1999.

OTHER EXPENSE. Other expense decreased $29,000 or 37.7% from the $77,000 expense recognized in the second quarter of 1999 to $48,000 of expense for the second quarter of 2000 primarily due to a decrease in interest expense required to support on-going operations.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

REVENUE. Revenue increased $144,000 or 4.5% from $3,192,000 in the first half of 1999 to $3,336,000 in the first half of 2000. The increase is due to higher optical localizer business from existing and new customers related to increased sales of the Company's wireless systems and an increase in systems sales in the industrial market coupled with an increase in minimally invasive surgical instruments sales.

COST OF GOODS SOLD AND GROSS MARGIN. The Company's gross margin decreased from 40.7% in the first half, 1999 to 37.6% in the first half, 2000. This decrease is due to higher production costs associated with the implementation of revised production methods for new products for both optical localizers and surgical instruments.

RESEARCH AND DEVELOPMENT EXPENSES. Research and development expenses decreased $69,000 or 9.8% from $702,000 in the first half, 1999 to $633,000 in the first half, 2000. The decrease is due to a reduction in engineering resources required to support the enhancement of existing products. Higher spending for research and development is projected to occur during the last half of 2000 to support new product development and certification.

SELLING AND MARKETING EXPENSES. Selling and marketing expenses decreased $387,000 or 63.1% from $613,000 in the first half, 1999 to $226,000 in the first half, 2000. This decrease is due to the reduction in the sales force of two individuals at the end of January 2000. The sales function is now directly administered by the Company's senior executives.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses decreased $347,000 or 33.3% from $1,041,000 in the first half, 1999 to $694,000 in the first half, 2000. This decrease is due to a reduction in the number of personnel utilized to support this functional area.

OTHER EXPENSE. Other expense decreased by $106,000 or 50.2% from $211,000 the first half, 1999 to $105,000 the first half, 2000 due to a decrease in interest expense required to support on-going operations.

DISCONTINUED OPERATIONS. Income from discontinued operations in 1999 represents the results of operations of the general surgical instruments, orthopedic implants and orthopedic instrumentation business, which the Company sold in March, 1999. The gain on disposal of assets for 1999 represents a gain recognized in the first quarter of 1999 due to a change in the estimated sale price primarily due to the valuation of net assets sold and the costs associated with finalizing the sale.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital deficit at June 30, 2000 was $457,000. The Company has paid down its bank obligations and financed its losses from continuing operations through a combination of the sale of BPI's business units located in Brimfield, Massachusetts, the technology license fees received from Snap-on, the sale and leaseback of certain of its equipment, customer funding of customization required to incorporate the Company's optical localizer into the customer's product, a partial prepayment on an order, sales of stock in connection with the exercise of stock options, the sale of shares of a newly issued Company series of preferred stock to Stryker Corporation ("Stryker"), and funds provided by Silicon.

The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. ("Cruttenden"). While interest has been paid to date, the Company owes the $500,000 principal in full. The note is subordinated to the Company's bank debt and the holders of the note are not permitted under the terms of the subordination agreement with the bank to sue upon or collect, nor to make any demand for, nor to exercise any rights or remedies to enforce, the note so long as any bank obligation remains outstanding.

The Company needs cash to fund operations, pay its obligations to suppliers and for other corporate purposes.

OTHER MATTERS

On June 1, 2000, the Company signed an Agreement and Plan of Merger with Stryker Corporation, pursuant to which the Company will become a wholly owned subsidiary of Stryker. If the merger is consummated, each outstanding share of Company common stock will be converted into the right to receive that number of shares of Stryker common stock determined by dividing $12,000,000 by the average closing price of the Stryker common stock on the New York Stock Exchange for the 30 consecutive trading days beginning on the 35th trading day prior to the date of the Special Meeting of the Company's shareholders and dividing the quotient so obtained by the number of shares of Company common stock outstanding immediately prior to the merger. See Item 4 below.

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

FACTORS AFFECTING THE COMPANY'S BUSINESS, OPERATION RESULTS AND FINANCIAL CONDITION

CONTINUING LOSSES; POTENTIAL FLUCTUATIONS IN OPERATING RESULTS. The Company lost $1,718,000 from continuing operations in 1999 and $403,000 during the first half of 2000. There can be no assurance the Company will generate sufficient revenue to attain profitability. In addition, because the Company generally ships its products on the basis of purchase orders, operating results in any quarter are highly dependent on orders booked and shipped in that quarter and, accordingly, may fluctuate materially from quarter to quarter. The Company's operating expense levels are based on the Company's internal forecasts of future demand and not on firm customer orders. Failure by the Company to achieve these internal forecasts could result in expense levels that are inconsistent with actual revenues. Moreover, the Company's results may also be affected by fluctuating demand for the Company's products, declines in the average selling prices for its products, changes in product mix sold, increases in the costs of the components and subassemblies acquired by the Company from vendors and availability of such component and subassemblies.

BANK DEBT. The Company is currently borrowing money from Silicon through an arrangement by which it sells its outstanding accounts receivable to Silicon. The arrangement is expensive and Silicon has no obligation to purchase any receivable.

NEED FOR ADDITIONAL CAPITAL. The Company will need additional capital to satisfy its obligations to Cruttenden Roth, Inc. and to meet its other capital requirements. There can be no assurance that such capital will be available on reasonable terms, or at all.

DEPENDENCE ON FEW CUSTOMERS. The Company realizes a majority of its revenues by sales to relatively few customers. None of these customers has entered into a long-term minimum purchase agreement with the Company. The loss of, or substantial diminution of purchases from the Company by, any of these customers could have a material adverse effect on the Company.

TECHNOLOGICAL CHANGE IN THE MEDICAL INDUSTRY AND IN THE COMPANY'S PRODUCT. There can be no assurance that the Company's competitors will not succeed in developing or marketing products or technologies that are more effective and/or less costly and that render the Company's products obsolete or non-competitive. In addition, new technologies and procedures could be developed for medical and other industries that replace or reduce the value of the Company's products. The Company's success will depend in part on its ability to respond quickly to technological changes through the development and improvement of its products. The Company believes that a substantial amount of capital will be required to be allocated to such activities in the future.

INTELLECTUAL PROPERTY RIGHTS. The Company primarily relies on a combination of patents, trade secrets and copyright laws, together with nondisclosure agreements, to protect its know-how and proprietary rights. There can be no assurance that such measures will provide adequate protection for the Company's intellectual property rights, that disputes with respect to ownership of its intellectual property rights will not arise, that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors or that the Company can otherwise meaningfully protect its intellectual property rights. Furthermore, there can be no assurance that others will not develop similar products or software or duplicate the Company's products or software or that third parties will not assert intellectual property infringement claims against the Company. Moreover, there can be no assurance that any patent owned by, or issued to, the Company will not be invalidated, circumvented or challenged, or that the rights granted thereunder will provide meaningful competitive advantages to the Company.

A patent granted to St. Louis University ("SLU Patent"), and subsequently licensed to a company acquired by Sofamor Danek, one of the Company's customers, relates, in general, to a particular technique for determining the position of a surgical probe within a patient's body on a historical image of that body. Sofamor Danek has sued BrainLab GmbH for infringement of this patent. The Company's documents have been subpoenaed and Waldean Schulz, PhD. Vice President-Technology of the Company, has had his deposition taken in connection with such lawsuit. In 1995, the Company assigned to St. Louis University all right, title and interest it had in the SLU Patent. There can be no assurance that Sofamor Danek or St. Louis University may not challenge the Company's ownership of certain of its patents based on such assignment. The Company is not in a position to evaluate what effect this lawsuit, or any further lawsuits, will have on its customers or whether it will become a defendant in any lawsuit involving this patent or any of the Company's patents.

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

COMPETITION BY EXISTING COMPETITORS AND POTENTIAL NEW ENTRANTS INTO THE MARKETPLACE. Companies with substantially greater financial, technical, marketing, manufacturing and human resources, as well as name recognition, may enter markets currently serviced by the Company. Additionally, competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote substantially greater resources to the development, marketing and sale of their products than the Company. The Company's customers may develop their own products to be able to differentiate their product or for other reasons. Furthermore, such competitors may develop technologies and/or products other than that currently offered by the Company that are more effective or economical.

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

RISK OF PRODUCT LIABILITY CLAIMS. The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products is alleged to have resulted in adverse effects. To date, no product liability claims have been asserted against the Company. The Company maintains a product liability and commercial general liability insurance policy with coverage of $1,000,000 per occurrence and an annual aggregate maximum coverage of $2,000,000, and a commercial umbrella excess liability policy of $3,000,000. The Company's product liability and general liability policy is provided on an occurrence basis and is subject to annual renewal. There can be no assurance that liability claims will not exceed the coverage limits of such policy or that such insurance will continue to be available on commercially reasonable terms or at all. If the Company does not or cannot maintain sufficient liability insurance, its ability to market its products could be significantly impaired.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

     The Company is a party to one pending legal proceeding. This case was filed in the Chancery Court for the State of Tennessee in Davidson County on October 27, 1998. Plaintiff was an exclusive sales representative for Defendant, Springfield Surgical Instruments, Inc. f/k/a Brimfield Precision, Inc., for certain products in Defendant's Principle and Principle Advantage line of surgical instruments. Plaintiff claims the products were defective and sued Defendant for breach of contract, breach of express and implied warranties, negligent misrepresentation, fraud and violations of the Tennessee Consumer Protection Act. In January 2000, Plaintiff filed a motion for summary judgment claiming the instruments sold by Defendant were defective and seeking to return the instruments in its possession and to obtain, in addition to other damages, a refund of the purchase price paid of $101,187. Defendant filed pleadings opposing Plaintiff's motion for summary judgment claiming, among other things, that the instruments were not defective. The judge denied Plaintiff's motion, and Company expects the case to be tried in the fall of 2000. The Company is currently unable to determine the ultimate outcome or resolution of this legal proceeding, whether resolution of this matter will have a material adverse impact on the Company's financial position or results of operations, or a reasonable estimate of the amount of loss, if any, that may result from resolution of this matter.


Item 2. Changes in Securities and Use of Proceeds

     On June 1, 2000, in conjunction with the signing of the Agreement and Plan of Merger, Stryker purchased 383,142 shares of a newly issued series of preferred stock from the Company for $300,000, or $0.783 per share. The preferred stock is convertible into the Company common stock on a share-for-share basis at any time after the earliest of December 31, 2000, the date holders of record of the Company common stock are given notice of certain proposed transactions or the date the Company sends a notice of redemption to the holders of the preferred stock. The conversion formula is subject to customary anti-dilution adjustments. The Company may elect to redeem the preferred stock at any time at a redemption price of $0.783 per share.

     The transaction was entered into to provide funding for the Company's continued operation pending the closing of the merger. If the merger is consummated, the preferred stock will be canceled and retired without payment of any consideration and will cease to exist. The preferred stock is not entitled to vote on the merger. Otherwise, holders of preferred stock are entitled to one vote for each share of the Company common stock into which the preferred stock is then convertible. In the event of a dissolution, liquidation or winding up of the Company, holders of preferred stock are entitled to receive $0.783 per share before any payment is made in respect of Company common stock. The holders of preferred stock have the same rights to dividends as the holders of the Company common stock based on the number of shares of Company common stock into which the preferred stock is then convertible. The shares were sold in reliance on Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.


Item 3. Defaults Upon Senior Securities

     The Company is currently in default under its $500,000 12% subordinated promissory note payable to Cruttenden Roth, Inc. See Liquidity and Capital Resources.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company has submitted the merger agreement with Stryker to the Company's shareholders for their approval at a Special Meeting of shareholders to be held on August 16, 2000, at 9:00 a.m., local time, at the Company's offices at 5710-B Flatiron Parkway, Boulder, Colorado. See "Other Matters."

Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          Exhibit No.              Title
          -----------              -----
             3.3       Articles of Amendment to the Company's Restated and
                       Amended Articles of Incorporation

            10.33      Agreement and Plan of Merger, dated June 1, 2000, among
                       Stryker Corporation, IGT Acquisition Co. and Image Guided
                       Technologies, Inc. (incorporated by reference to Exhibit 2.1 of the Corporation's Form 8-K filed on
                       June 13, 2000).

            27         Financial Data Schedule


     (b)  Reports on Form 8-K

          The Company filed one report on Form 8-K on June 13, 2000 in connection with the Agreement and Plan of Merger with Stryker Corporation.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Image Guided Technologies, Inc.


By:  /s/  Paul L. Ray                             Date:  August 14, 2000
-----------------------------------------
Paul L. Ray
President, Chief Executive Officer and
Chief Financial Officer


By:  /s/  Francis E. Lefler                       Date:  August 14, 2000
-----------------------------------------
Francis E. Lefler
Principal Accounting Officer